Form 10-Q
period 1994-03-31
CENTRAL MAINE POWER CO
filed 1994-05-13
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                      FORM 10-Q

          (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           March 31, 1994

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to

          Commission file number  1-5139

                              CENTRAL MAINE POWER COMPANY
                (Exact name of registrant as specified in its charter)

                Incorporated in Maine                       01-0042740
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)

                Edison Drive, Augusta, Maine                    04336
          (Address of principal executive offices)           (Zip Code)

                                     207-623-3521
                 (Registrant's telephone number including area code)


          (Former name, former address and former fiscal year, if changed since last report.)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes   X    No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                  Shares Outstanding
                     Class                        as of May 9, 1994

          Common Stock, $5 Par Value                 32,442,752

                             Central Maine Power Company

                                        INDEX




                                                               Page No.

          Part I.  Financial Information

             Consolidated Statement of Earnings for the
              Three Months Ended March 31, 1994 and 1993            1

             Consolidated Balance Sheet - March 31, 1994 and
              December 31, 1993:
                 Assets                                             2
                 Stockholders' Investment and Liabilities           3

             Consolidated Statement of Cash Flows for the
              Three Months Ended March 31, 1994 and 1993            4

             Notes to Consolidated Financial Statements             5

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  11


          Part II.  Other Information                              16

                             PART I - FINANCIAL INFORMATION
      Item 1.  Financial Statements
                              Central Maine Power Company
                           CONSOLIDATED STATEMENT OF EARNINGS
                                      (Unaudited)
                    (Dollars in Thousands Except Per Share Amounts)

                                                                 For the Three
                                                                 Months Ended
                                                                   March 31,
                                                                1994       1993

      ELECTRIC OPERATING REVENUES                            $241,026   $236,021
      OPERATING EXPENSES
        Fuel Used for Company Generation                        5,388      3,654

        Purchased Power
           Energy                                             122,932    109,193
           Capacity                                            15,070     19,647
        Other Operation                                        36,952     34,558
        Maintenance                                             7,050      6,476
        Depreciation and Amortization                          13,881     13,107
        Federal and State Income Taxes                          8,328     10,307
        Taxes Other Than Income Taxes                           6,672      7,360
               Total Operating Expenses                       216,273    204,302
      EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                1,480      1,579
      OPERATING INCOME                                         26,233     33,298
      OTHER INCOME (EXPENSE)

        Allowance for Equity Funds Used During Construction       221        473
        Other, Net                                             (4,357)       918
        Income Taxes Applicable to Other Income (Expense)       1,512       (394)
               Total Other Income (Expense)                    (2,624)       997
      INCOME BEFORE INTEREST CHARGES                           23,609     34,295
      INTEREST CHARGES
        Long-Term Debt                                         11,120     11,192
        Other Interest                                          1,207      1,798
        Allowance for Borrowed Funds Used During
        Construction                                             (134)      (268)
               Total Interest Charges                          12,193     12,722
      NET INCOME                                               11,416     21,573
      DIVIDENDS ON PREFERRED STOCK                              2,628      2,268
      EARNINGS APPLICABLE TO COMMON STOCK                    $  8,788   $ 19,305


      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING 32,441,356 31,348,321


      EARNINGS PER SHARE OF COMMON STOCK                        $0.27      $0.62
      DIVIDENDS DECLARED PER SHARE OF COMMON STOCK             $0.225      $0.39



     The accompanying notes are an integral part of these financial statements.

                             Central Maine Power Company
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in Thousands)

                                                        March 31,     Dec. 31,
                                                           1994         1993
                                                       (Unaudited)
                                        ASSETS

      ELECTRIC PROPERTY, at Original Cost                $1,557,652  $1,564,875

        Less: Accumulated Depreciation                      495,309     503,280
            Electric Property in Service                  1,062,343   1,061,595
        Construction Work in Progress                        14,576      19,689
        Net Nuclear Fuel                                      1,599       1,822
            Net Electric Property and Nuclear Fuel        1,078,518   1,083,106

      INVESTMENTS IN ASSOCIATED COMPANIES, at Equity         47,579      47,452
            Net Electric Property, Nuclear Fuel and
            Investments in Associated Companies           1,126,097   1,130,558

      CURRENT ASSETS
        Cash and Temporary Cash Investments                  48,107       1,956
        Accounts Receivable, Less Allowance for
        Uncollectible Accounts of $2,245 in 1994 and
        $2,704 in 1993

          Service - Billed                                   92,729      83,330
                  - Unbilled                                 59,334      67,022
          Other Accounts Receivable                           9,561      10,651
        Prepaid Income Taxes                                   -          1,335
        Undercollected Retail Fuel Costs                     45,976      84,708
        Inventories, at Average Cost
          Fuel Oil                                            5,144       6,939
          Materials and Supplies                             14,627      14,430
        Funds on Deposit With Trustee                        27,758      27,758
        Prepayments and Other Current Assets                  6,764       8,008

              Total Current Assets                          310,000     306,137


      DEFERRED CHARGES AND OTHER ASSETS
        Recoverable Costs of Seabrook 1 and Abandoned
        Projects, Net                                       108,326     110,443
        Regulatory Assets-Deferred Taxes                    238,576     237,387
        Yankee Atomic Purchase Power Contract                31,463      32,775
        Other Deferred Charges and Other Assets             181,883     187,562
            Deferred Charges and Other Assets, Net          560,248     568,167

              TOTAL ASSETS                               $1,996,345  $2,004,862


      The accompanying notes are an integral part of these financial statements.

                             Central Maine Power Company
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in Thousands)


                                                        March 31,    Dec. 31,
                                                           1994        1993
                                                       (Unaudited)

                      STOCKHOLDERS' INVESTMENT AND LIABILITIES

      CAPITALIZATION

        Common Stock Investment                        $  555,787  $  553,389
        Preferred Stock                                    65,571      65,571
        Redeemable Preferred Stock                         80,000      80,000
        Long-Term Obligations                             590,894     581,844
              Total Capitalization                      1,292,252   1,280,804

      CURRENT LIABILITIES AND INTERIM FINANCING
        Interim Financing                                  48,500      68,500
        Sinking Fund Requirements                           3,290       3,421
        Accounts Payable                                   95,237      94,417
        Dividends Payable                                   9,932       9,468
        Accrued Interest                                    7,944      12,680

        Accrued Income Taxes                                2,058       -
        Miscellaneous Current Liabilities                  12,421      13,137
              Total Current Liabilities and Interim
              Financing                                   179,382     201,623

      COMMITMENTS AND CONTINGENCIES

      RESERVES AND DEFERRED CREDITS
        Accumulated Deferred Income Taxes                 344,410     341,349
        Unamortized Investment Tax Credits                 36,275      36,679
        Regulatory Liabilities-Deferred Taxes              51,158      49,734
        Yankee Atomic Purchase Power Contract              31,463      32,775
        Other Reserves and Deferred Credits                61,405      61,898
              Total Reserves and Deferred Credits         524,711     522,435


                TOTAL STOCKHOLDERS' INVESTMENT AND
                LIABILITIES                            $1,996,345  $2,004,862




      The accompanying notes are an integral part of these financial statements.

                                 Central Maine Power Company
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                   (Dollars in Thousands)
                                          (Note 1)

                                                                  For the Three
                                                                   Months Ended
                                                                    March 31,
                                                                 1994     1993

           CASH FROM OPERATIONS
             Net Income                                      $ 11,416   $ 21,573
             Items Not Requiring (Not Providing) Cash:
               Depreciation and Amortization                   17,880     15,397

               Deferred Income Taxes and Investment Tax
               Credits, Net                                     2,454      1,016
               Allowance for Equity Funds Used During
               Construction                                      (221)      (473)
             Changes in Certain Assets and Liabilities:
               Accounts Receivable                               (621)   (16,602)
               Other Current Assets                             1,244      3,558
               Inventories                                      1,598        622
               Retail Fuel Costs                               38,732     38,367
               Accounts Payable                                 3,856     (5,167)
               Accrued Interest                                (4,736)    (1,154)
               Accrued Income Taxes                             3,393      8,822
               Miscellaneous Current Liabilities                 (716)       483
             Deferred Energy Management Costs                  (1,200)    (1,689)
             Maine Yankee Outage Accrual                       (2,207)    (2,126)
             Other, Net                                         4,754      1,282
                   Net Cash Provided By Operating Activities   75,626     63,909
           INVESTING ACTIVITIES
               Construction Expenditures                       (6,883)   (11,073)
               Changes in Accounts Payable - Investing
               Activities                                      (3,036)    (4,901)
                   Net Cash Used by Investing Activities       (9,919)   (15,974)
           FINANCING ACTIVITIES
             Issuances:
               Common Stock                                       927      6,303

               Mortgage Bonds                                             75,000
               Medium Term Notes                                4,000
             Redemptions:
               Short-Term Obligations, Net                    (15,000)   (52,500)
               Premium on Redemptions                                     (3,075)
               Preferred Stock                                            (7,125)
               Mortgage Bonds                                            (50,000)
             Dividends:
               Common Stock                                    (7,305)   (12,175)
               Preferred Stock                                 (2,178)    (2,479)
                   Net Cash Used by Financing Activities      (19,556)   (46,051)
                   Net Increase In Cash                        46,151      1,884
           CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       1,956        926
                                                                        $  2,810            CASH AND CASH EQUIVALENTS, END OF PERIOD

          The accompanying notes are an integral part of these financial statements.

                             Central Maine Power Company

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. Summary of Significant Accounting Policies

             Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the Annual Report on Form 10-K for the year ended December 31, 1993 (Form 10-K), are adequate to make the information presented herein not misleading.

             The consolidated financial statements include the accounts of Central Maine Power Company (the Company) and its 78 percent-owned subsidiary, Maine Electric Power Company, Inc. (MEPCO). The Company accounts for its investments in associated companies not subject to consolidation using the equity method.

             The Company's significant accounting policies are contained in Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K. For interim accounting periods the policies are the same. The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. All such adjustments are of a normal recurring nature. For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

             Supplemental Cash Flow Disclosure - Cash paid for the three months ended March 31, 1994 and 1993 for interest, net of amounts capitalized, amounted to $15.8 million and $13.0 million, respectively. Income taxes paid amounted to $1.0 million and $.8 million for the three months ended March 31, 1994 and 1993, respectively. The Company incurred no new capital lease obligations in either period.


          2. Commitments and Contingencies

             Legal and Environmental Matters - The Company is a party in legal and administrative proceedings that arise in the normal course of business. In connection with one such proceeding, the Company has been named a potentially responsible party and has been incurring costs to determine the best method of cleaning up an Augusta, Maine, site formerly owned by a salvage company and identified by the Environmental Protection Agency (EPA) as containing soil contaminated by polychlorinated biphenyls (PCBs) from equipment originally owned by the Company.

             In 1990, the Company and the EPA signed a negotiated consent agreement, which was entered as an order by the United States District Court for the District of Maine in 1991. The agreement provided for studies, development of work plans, additional EPA review, and eventual cleanup of the site by the Company over a period of years, using the method and level of cleanup selected by the EPA.

             The Company has been investigating other courses of action that might result in lower costs, and, in March 1992, acquired title to the site to pursue the possibility of developing it in a manner that would not require the same method and level of cleanup currently provided in the agreement. The Company also initiated a lawsuit against the original owners of the site and Westinghouse Electric Co. (Westinghouse), which had arranged for the equipment disposal, seeking contributions toward past and future cleanup costs. On November 8, 1993, the United States District Court for the District of Maine rendered its decision in the suit, holding that Westinghouse was responsible for 41 percent of the necessary past and future cleanup costs and the former owners 12.5 percent, other than a small amount (less than 5 percent) of such costs not attributable to PCB's for which Westinghouse was not held responsible and the former owners were held responsible for 33 percent. The Court further concluded that the Company had incurred approximately $3.3 million to that point in costs subject to sharing among the parties.

             At the same time, the Company has been actively pursuing recovery of its costs through its insurance carriers and has reached agreement with one for recovering a portion of those costs. It has also filed lawsuits seeking such recovery from other carriers.

             In August 1991, the Company requested permission from the Maine Public Utilities Commission (MPUC) to defer its cleanup-related costs, with accrued carrying costs, on the basis that such costs are allowable costs of service and should be recoverable in rates. In August 1992, the MPUC issued an order authorizing the Company to defer direct costs associated with the site, incurred after August 9, 1991, with accrued carrying costs. Approximately $1 million of costs incurred from August 9, 1991, to date have been deferred. Such costs incurred before the request were charged to a $3-million reserve established in 1985.

             Initial tests on the site have been completed and more complex technological studies are still in progress. Prior to the April 1994 change in the cleanup standard discussed below, the Company believed that its share of the remaining costs of the cleanup would total between $7 million and $11 million, depending on the level of cleanup ultimately required and other variable factors. Such estimate was net of the agreed insurance recovery and considered contributions from Westinghouse and the former owners, but excluded contributions from the insurance carriers the Company has sued, or any other third parties. As a result, the Company recorded an estimated liability of $7 million and an equal regulatory asset, reflecting the anticipated ratemaking recovery of such costs when ultimately paid.

             On April 8, 1994, the EPA announced changes to the remedy it had previously selected, the principal change being to adjust the soil cleanup standard to ten parts per million from the one part per million established in the EPA's 1989 Record of Decision, on the part of the site where PCBs were found in their highest concentration. The EPA stated that the purpose of adjusting the standard of cleanup was to accommodate the selected technology's current inability to eliminate PCBs and other chemical components on the site to the original standard.

             Because of the changes, the Company believes it is now more probable that its share of the remaining cleanup costs will total near the lower end of its previously estimated range of $7 million to $11 million, based on the selected cleanup method and the new standard, and considering the same third-party contributions as described above. The Company cannot predict with certainty the level and timing of the cleanup costs, the extent they will be covered by insurance, or the ratemaking treatment of such costs, but believes it should recover substantially all of such costs through insurance and rates. The Company also believes that the ultimate resolution of the legal and environmental proceedings in which it is currently involved will not have a material adverse effect on its financial condition.

             Power Purchase Contract Suit - In December 1992, the Company terminated a 30-year power-purchase contract with Caithness King of Maine Limited Partnership (Caithness) for the purchase of approximately 80 megawatts of electric power from a cogeneration project proposed for construction by Caithness at Topsham, Maine. On March 17, 1993, after legal action was threatened against the Company by Caithness, the Company instituted a declaratory-judgment action against Caithness and certain affiliated entities in the United States District Court for the District of Maine seeking a judicial confirmation of its right to terminate the contract. On April 15, 1993, Caithness filed its response to the action, including counterclaims alleging a breach of the contract by the Company, among other claims, and seeking damages estimated by Caithness to be in excess of $100 million or, in the alternative, reformation of the contract, and other legal relief.

             In January 1994, a termination-and-settlement agreement was reached between the parties, whereby Caithness would terminate the project and release all rights, claims, interests and entitlement thereunder, and the Company would pay Caithness $5 million in consideration.

             On April 4, 1994, the MPUC approved a stipulation in which the Company agreed not to seek recovery in rates of the costs incurred pursuant to the termination and buy-out of its purchased-power contract with Caithness. As a result, $4.5 million of costs not previously charged to expense were reflected as a reduction in other income (expense) during the first quarter of 1994. See Note 3, "Regulatory Matters - Maine Public Utilities Commission," for further discussion of the stipulation.


          3. Regulatory Matters

             Maine Public Utilities Commission - On December 14, 1993, the MPUC issued its order in the Company's $83 million base-rate proceeding. The MPUC's analysis indicated a need for additional revenues of $51.5 million, yet found the Company to be entitled to a net revenue increase of $26.2 million. The Commission found a total cost of capital of 8.52 percent and a cost of equity of 10.05 percent, after deducting a one-half percent (.5%) return-on-equity penalty established by the MPUC in a 1993 investigation of the Company's management of certain independent-power-producer contracts as discussed below. To arrive at its revenue-requirement conclusion, the MPUC deducted $25.3 million "to adjust for management inefficiency" after finding the Company's performance in the areas of management efficiency and cost-cutting to have been "inadequate."

             The Company strongly disagreed with the MPUC's management-efficiency finding and with the resulting deduction of nearly one-half the revenue increase to which the Commission itself found the Company to be otherwise entitled using traditional ratemaking principles. The Company filed an appeal of the base-rate order with the Maine Supreme Judicial Court (Law Court).

             On April 4, 1994, the MPUC approved a stipulation supported by the Company and other parties to an earlier proceeding on independent-power-producer contracts and the Company's 1993 base-rate case. In the stipulation, the Company agreed to write-off $5 million in purchased-power costs, to be implemented through a one-time reduction in its deferred fuel cost balance and further agreed not to seek recovery in rates of the approximately $5.5 million (of which $4.5 million was deferred) in costs incurred in pursuing the termination and buy-out in January 1994 of its purchased-power contract with Caithness. The Company also agreed to withdraw its appeal to the Law Court of the MPUC's October 1993 order in its power-contract investigation, which will have the effect of increasing the Company's annual base revenues by $4 million, the amount of the stayed one-half percent return-on-equity penalty, and to withdraw its appeal to the Law Court of the MPUC's December 1993 decision in the Company's base-rate case.

             In return, the stipulation provides that the Company will be subject to no further prudence investigation, penalties or disallowances resulting from any actions prior to March 1, 1994, in any respect in connection with the two contracts that were the subject of the MPUC's imprudence finding and the Caithness contract. In the stipulation the parties also agreed that any further prudence investigation by the MPUC of the Company's administration of purchased-power contracts before April 4, 1994, would conclude with the issuance of a final MPUC order no later than October 1, 1994. In addition, the stipulation provides, in the event any such further investigation occurs and the Company is found imprudent in the administration of purchased-power contracts, in no event will the Company be subject to a "disallowance or other financially adverse consequences" if the Company's financial condition is impaired to the extent such consequence, if imposed in 1994, would result in the Company's earned rate of return on common equity for the calendar year 1994 falling 325 basis points below the 10.05-percent rate of return on common equity found reasonable by the MPUC in its December 1993 base-rate decision, regardless of when such disallowance or adverse financial consequence is determined by the MPUC. The stipulation also provides that the Company will not be held imprudent for any action necessary to conform to a standard of "commercial reasonableness" in contract administration.

             Finally, in addition to agreement on procedural matters, the stipulation contains an agreement that the Company will be subject to no further investigation, disallowance or other financially adverse consequence with respect to its administration of its "Capacity Deficiency Fund" and will not be required to flow through to ratepayers any amounts previously recorded to that fund. That provision allowed the Company to reverse the $4.1 million charged against its deferred fuel-cost balance.

             The Company believes that the approval of the stipulation by the MPUC resolves or limits a number of complex issues that were posing significant risks to the Company and will allow it to continue its efforts to restructure high-cost purchased power contracts and work with the MPUC and other parties to formulate an appropriate rate-stability plan.

             Federal Energy Regulatory Commission - On August 2, 1991, the Federal Energy Regulatory Commission (FERC) issued an order requiring the Company to revise its rates to a level reflecting the filed cost of service associated with each of 14 contracts for non-territorial sales, rather than the negotiated market-based levels. On February 7, 1992, the Company filed a settlement agreement under which, upon approval by the FERC, the Company would be required to pay approximately $2.6 million in refunds and for which the Company had recorded a reserve of $4.5 million. On April 17, 1992, the FERC approved the settlement and made effective the rates and refund obligations submitted with the settlement.

             As a result, $1.9 million of the reserve was reversed and credited to income during the second quarter of 1992.

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

             The utility that had received the major share of the amount refunded by the Company requested reconsideration of the FERC rescission order. In April, 1994, the FERC approved a settlement agreement filed by the Company and the utility that received the major share of the original amount refunded by the Company, which requires the Company to make cash payments of $.4 million and sales of system power at a discount to that utility. A similar proposal is being negotiated with another party and, once it has been accepted, it will be filed with FERC for approval. As a result of these negotiations the Company reflected approximately $.6 million as a reduction in Electric Operating Revenues during the first quarter of 1994.

             Non-utility Generators - On April 15, 1994, the Governor of Maine signed into law a bill allowing the Finance Authority of Maine to borrow up to $100 million to lend to electric utilities for financing buy-outs or other changes in NUG contracts that would save money for customers. The State agency's bonds, which do not pledge the full faith and credit of the state, would nevertheless be likely to bear lower interest rates than the bonds of the Company with its down-graded credit rating. All agreements under the new law must be approved by the MPUC and must be completed by May 1, 1995. The new law will be effective July 14, 1994.

             See Note 2, "Commitments and Contingencies - Power Purchase Contract Suit," for a discussion of the Company's action regarding the termination of one such contract.

          Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          Operating Results

          Operating revenues in the first quarter of 1994 totaled $241 million, up 2.1 percent from $236 million in the first quarter of 1993. Revenues reflect rate increases as a result of the 1993 base rate case, fuel and Electric Revenue Adjustment Mechanism
          (ERAM) decisions and a stipulation approved by the Maine Public Utilities Commission (MPUC) in April 1994.

          The combination of weak sales due to economic and competitive pressures and a very disappointing and inadequate rate case decision in December 1993, cannot provide the Company any reasonable opportunity to achieve a level of 1994 earnings near the 1993 level or its currently allowed rate of 10.55 percent on common equity. The reduction in the Company's earnings capacity for the near term takes into account the significant reductions in previously planned 1994 operation, maintenance and capital expenditures.

          The Company's financial objectives for 1994 and beyond include seeking cost reductions and cost control, risk reduction associated with purchased-power contract review proceedings, restructuring prices, achieving price flexibility to enhance its ability to compete for sales and seeking rate recovery of the costs of providing electric service. The Company's ability to restore earnings to competitive levels and to improve overall financial health depends significantly on meeting these challenges.

          As discussed further in Note 3 to Consolidated Financial Statements "Regulatory Matters - Maine Public Utilities Commission," on April 4, 1994, the MPUC unanimously approved a negotiated settlement of a two-year-old dispute over the Company's administration of contracts with non-utility generators
          (NUGs). The stipulation requires a one-time $5 million write-off of unrecovered fuel costs, precludes recovery of $4.5 million of the costs of terminating the Caithness King NUG contract and permits retention of $4.1 million of payments associated with the capacity deficiency fund. As a result, first quarter 1994 earnings reflect a net reduction of $4.5 million before taxes, or approximately $2.7 million or $0.08 per share after taxes. Over the remainder of 1994, settlement of the one-half percent NUG penalty will provide about $3.1 million of additional revenues. Cumulatively, the stipulation will result in a net reduction in earnings of $1.4 million before taxes, or approximately $800,000 or $0.02 per share after taxes.

          The Company believes that the approval of the stipulation by the MPUC resolves or limits a number of complex issues that were posing significant risks to the Company and will permit it to continue its efforts to restructure high-cost power purchase contracts and work with the MPUC and other parties to formulate an appropriate rate-stability plan.

          Net Income was $11.4 million for the first quarter of 1994 compared to $21.6 million for the corresponding period in 1993. Earnings applicable to Common Stock were $8.8 million or $.27 per share for the first three months of 1994 compared to $19.3 million or $.62 per share for the comparable period in 1993.
          Weak sales due to economic and competitive pressures, the impact of a disappointing rate case decision in December 1993 and the recording of certain charges related to a settlement of the purchased-power contract investigation (as discussed above) were the primary contributors to the reduced earnings.

          Average shares outstanding increased due to the issuance of 1.1 million shares since March 1993 through the Company's Dividend Reinvestment and Common Stock Purchase Plan. Effective January 1994, the Company elected the option under the Dividend Reinvestment and Common Stock Purchase Plan to purchase shares pursuant to the plan on the market, rather than issue new shares.

          Service-area sales of electricity totaled approximately 2.5 billion kilowatt-hours for the three-month period ended March 31, 1994, an increase of 0.1% compared to the first three months of 1993.

                 Service Area Kilowatt-hour Sales (Millions of KWHs)
                             Three Months Ended March 31,

                                      1994       1993  % Change


                        Residential   878.3     878.5      - %
                        Commercial    646.8     629.7     2.7
                        Industrial    916.3     930.8    (1.6)
                        Other          42.4      41.6     1.8
                                    2,483.8   2,480.6     0.1%

          The changes in service area kilowatt-hour sales reflect the following:

             Kilowatt-hour sales to residential customers decreased slightly in the first quarter compared to 1993 despite colder weather during the 1994 billing period; usage per customer was down 1.0 percent, and a decline in the space and water heating subclass usage contributed to this decrease.

             Commercial sales increased by 2.7% from 1993 due primarily to an increase in the service sector usage while sales in the other sectors increased also. Sales to the service sector comprise approximately 33% of the Company's commercial sales.

             Industrial kilowatt-hour sales decreased by 1.6% over 1993 due primarily to decreased sales to the pulp and paper industry of 3.0%. The primary factor in the decline in sales to this industry was higher than normal purchases in January 1993, and the addition of 10 megawatts of generation by one customer in March 1993. The pulp and paper industry accounts for approximately 60% of the industrial sales category. A slight sales increase of 1.4% occurred to all other industrial customers as a group.

          The components of the change in electric operating revenues for the three-months ended March 31, 1994, as compared to the same period in 1993, are as follows:

                                                (Dollars in Thousands)

          Revenues from Kilowatt-hour Sales:
             Total Service-Area Base Revenue                                                                         $ 13,052
             Fuel Cost Recoveries                                                                                       9,844
             Non-Territorial Base Revenues                                                                                514
          Revenues from Kilowatt-hour Sales                                                                            23,410

          Other Operating Revenues:
             Electric Revenue Adjustment Mechanism
               Including Revenue Adjustment-Tax
               Flowback                                                                                               (17,343)
             Other, including Maine Electric
               Power Company, Inc.                                                                                     (1,062)
          Total Change in Electric Operating Revenues                                                                $  5,005

          Total service-area base revenues increased for the first quarter of 1994 reflecting slightly higher kilowatt-hour sales, the July 1993 increase in rates to continue collection of accrued ERAM revenue and the annual rate increase of $26.2 million pursuant to the MPUC's base rate case decision effective December 1, 1993. Fuel revenue increases reflect the increase discussed below relating to fuel used for company generated and purchased-power energy expense. Other revenues reflect the elimination of ERAM accruals, effective December 1, 1993. During the first quarter of 1993, the Company accrued approximately $13.5 million of unbilled ERAM revenues.

          MEPCO's electric sales and transmission revenues from New England utilities other than the Company (included in other operating revenues in the preceding table) amounted to $1.8 million and $1.2 million in the first quarters of 1994 and 1993, respectively. Under a Participation Agreement that terminates in 1996, all of MEPCO's costs, including a return on invested capital, are paid by the participating utilities (Participants), which include the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases by Participants.

          The Company's Fuel Used for Company Generation and Purchased Power-Energy expenses are recoverable through approved fuel tariffs while Purchased Power-Energy incurred by MEPCO is billed to MEPCO's Participants. The Company's Fuel Used for Company Generation increased by $1.7 million in the first quarter of 1994 over the first quarter of 1993. Compared to 1993, total oil-fired generation increased by 80% in the first quarter of 1994. The quarterly increase is the result of the Company's W. F. Wyman oil-fired plant generating significantly more in the first
          quarter of 1994.   However, the cost of this generation on a per
          megawatt-hour basis was 15% lower as a result of decreases in the price of oil purchases. The Company's Purchased Power-Energy expense increased by $13.7 million due to purchases from non-utility generators. The cost of this energy on a per megawatt-hour basis increased 3.3% primarily due to pre-set pricing increases.

          On April 15, 1994, the Governor of Maine signed into law a bill allowing the Finance Authority of Maine to borrow up to $100 million to lend to electric utilities for financing buy-outs or other changes in NUG contracts that would save money for customers. The State agency's bonds, which do not pledge the full faith and credit of the state, would nevertheless be likely to bear lower interest rates than the bonds of the Company with its down-graded credit rating. All agreements under the new law must be approved by the MPUC and must be completed by May 1, 1995. The new law will be effective July 14, 1994.

          Other Operation and Maintenance expenses increased by $3.0 million compared to the first quarter of 1993 reflecting severance costs associated with restructuring plans in early 1994, increases in expenses of the Electric Lifeline Program (the MPUC-mandated low income energy assistance program) and other planned cost increases. Operation and maintenance expense in 1993 reflects a $900,000 reimbursement of previously incurred legal costs. Ongoing cost control activities are directed toward limiting growth in this area for the remainder of 1994.

          Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense decreased as a result of lower pre-tax earnings in the first quarter of 1994.

          Allowance for Funds Used During Construction (AFC) (equity and borrowed) represented approximately 4.0% of Earnings Applicable to Common Stock for the three months ended March 31, 1994.

          Interest on long-term debt decreased slightly while other interest expense decreased as a result of lower levels of short-term borrowing outstanding during the first quarter of 1994 combined with lower short-term interest rates.

          Liquidity and Capital Resources

          Approximately $31.5 million of cash was provided during the first quarter of 1994 from net income before non-cash items, primarily depreciation and amortization. During such period, approximately $44.1 million of cash was provided by fluctuations in certain assets and liabilities and from other operating activities.

          During the first quarter of 1994, the Company reduced the level of short-term borrowing outstanding by $15 million. Medium term note activity provided a net $4 million in cash. Dividends paid on common stock were $7.3 million, while preferred-stock dividends utilized $2.2 million of cash.

          Investing activities, primarily construction expenditures, utilized $9.9 million in cash during the first quarter of 1994 for generating projects, transmission, distribution, and general construction expenditures.

          In order to accommodate existing and future loads on its electric system the Company is engaged in a continuing construction program. The Company's plans for improvements and expansions, its load forecast and plans for the purchase of power are under a process of continuing review. Actual construction expenditures will depend upon the availability of capital and other resources, load forecasts, customer growth and general business conditions.

          Current financing plans anticipate the issuance of a combination of long-term debt and medium-term notes during 1994 to meet capital and refunding needs. However, the ultimate nature, timing and amount of financing for the Company's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

          To support its short-term capital requirements, the Company maintains lines of credit totaling $68 million and has an unsecured $50-million revolving credit agreement with several banks that can be used to support commercial paper borrowing or as short-term financing. However, access to commercial paper markets has been substantially reduced, if not eliminated, as a result of the downgrading of the Company's credit ratings during 1993. Borrowing under lines of credit may be subject to more stringent terms and conditions in the future. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions.

          On April 6, 1994, Standard & Poor's Corp (S&P). revised its outlook on the Company's securities from "negative" to "stable" and affirmed its ratings on the Company's senior secured debt at "BB+", its senior unsecured debt at "BB-", its preferred stock at "B+" and its commercial paper at "B". S&P cited the MPUC's April 4, 1994 approval of the stipulation resolving uncertainty relating to purchased-power contract investigations as reasons for the revision.

                             PART II - OTHER INFORMATION


          Item 1. Legal Proceedings


                  Environmental Matters. For a discussion of administrative and judicial proceedings concerning cleanup of a site containing soil contaminated by PCB's from equipment originally owned by the Company, see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

                  Regulatory Matters. For a discussion of certain other regulatory matters affecting the Company, see Note 3, "Regulatory Matters," which is incorporated herein by reference.

          Item 2. through Item 5.  Not applicable

          Item 6. Exhibits and Reports on Form 8-K

                  (a)Exhibits.  None.

                  (b)Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of 1994 and thereafter to date:

                  Date of Report            Items Reported

                  January 5, 1994           Item 5

                  Lowering of debt and preferred stock ratings. On January 5, 1994, Standard & Poor's Corp. ("S&P") removed the Company's ratings from "CreditWatch" and lowered them.

                  Date of Report            Items Reported

                  January 13, 1994          Item 4

                  Changes in Registrant's Certifying Accountant. On January 19, 1994, the Board of Directors of the Company engaged Coopers & Lybrand as the Company's principal accountant to audit the Company's 1994 financial statements.

                  January 13, 1994          Item 5

                  (a) Debt and preferred stock ratings. On January 13, 1994, Moody's Investor Service ("Moody's") lowered its ratings on the Company's preferred stock and short-term debt and confirmed its ratings on the Company's General and Refunding Mortgage Bonds, unsecured medium-term notes and pollution-control revenue bonds and the

                  Company's Securities and Exchange Commission "shelf" registration.

                  (b) Power purchase contract suit. On January 14, 1994, the Company and Caithness entered into a Termination and Settlement Agreement under which the Company paid Caithness a total of $5 million, and the parties agreed to the termination of the power-purchase contract and to dismiss the suit and counterclaims.

                  Date of Report            Items Reported

                  February 3, 1994          Item 5

                  PUC motion on independent power producer contracts. On February 3, 1994, the MPUC filed a Motion to Dismiss with the Maine Supreme Judicial Court, stating that by
                  Order dated February 3, 1994, the Commission had reopened and reconsidered its October 28, 1993 decision. On February 4, 1994, the Chief Justice of the Maine
                  Supreme Judicial Court declined to dismiss the appeal and issued an Order establishing March 17, 1994 as the date for the oral argument of the Motion to Dismiss submitted by the MPUC.

                  Date of Report            Items Reported

                  April 4, 1994             Item 5

                  MPUC order on independent power producer contracts. On April 4, 1994, the MPUC approved a stipulation supported by the Company and other parties to an investigation of the Company's administration of certain power contracts with non-utility generators and the Company's 1993 base-rate case.

                  Date of Report            Items Reported

                  April 6, 1994             Item 5

                  (a) Debt and Preferred Stock Ratings. On April 6, 1994 S&P revised its outlook on the Company's securities from "negative" to "stable" and affirmed its ratings on the Company's senior secured debt at "BB+", its senior unsecured debt at "BB-", its preferred stock at "B+" and its commercial paper at "B".

                  (b) Environmental Contingencies. On April 8, 1994 the Environmental Protection Agency (EPA) announced changes to the remedy it had previously selected to clean-up an Augusta, Maine site identified as containing polychlorinated biphenyls. The new soil cleanup standard was adjusted from ten parts per million from the one part per million originally established in the EPA's 1989 Record of decision.

                  As a result of the changes, the Company believes it is now more probable that its share of the remaining cleanup costs will total near the lower end of the previously disclosed range of $7 million to $11 million, based on the selected cleanup method and the new standard, and considering third-party contributions.

                                      Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTRAL MAINE POWER COMPANY
                                          (Registrant)



          Date:  May 13, 1994     /S/R. S. Howe
                                  R. S. Howe, Comptroller (Chief Accounting
                                  Officer)



                                  /S/D. E. Marsh
                                  David E. Marsh, Vice President, Corporate
                                  Services,  and  Chief  Financial  Officer
                                  (Principal  Financial  Officer  and  duly
                                  authorized officer)