Form 10-Q
period 1994-06-30
CENTRAL MAINE POWER CO
filed 1994-08-09
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                      FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            June 30, 1994

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to

          Commission file number  1-5139

                              CENTRAL MAINE POWER COMPANY
                (Exact name of registrant as specified in its charter)

                Incorporated in Maine                       01-0042740
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)

              83 Edison Drive, Augusta, Maine                    04336
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

                                                  Shares Outstanding
                     Class                        as of August 5, 1994

          Common Stock, $5 Par Value                 32,442,752

                             Central Maine Power Company

                                        INDEX



                                                               Page No.

          Part I.  Financial Information

             Consolidated Statement of Earnings for the
              Three Months Ended June 30, 1994 and 1993             1

             Consolidated Statement of Earnings for the
              Six Months Ended June 30, 1994 and 1993               2

             Consolidated Balance Sheet - June 30, 1994 and
              December 31, 1993:
                 Assets                                             3
                 Stockholders' Investment and Liabilities           4

             Consolidated Statement of Cash Flows for the
              Six Months Ended June 30, 1994 and 1993               5

             Notes to Consolidated Financial Statements             6

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  14

          Part II.  Other Information                              20
                       PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
                        Central Maine Power Company
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (Unaudited)
              (Dollars in Thousands Except Per Share Amounts)

                                                For the Three Months Ended
                                                         June 30,
                                                    1994          1993

 ELECTRIC OPERATING REVENUES                      $212,336      $198,953
 OPERATING EXPENSES
   Fuel Used for Company Generation                  3,683         2,119
   Purchased Power
      Energy                                        91,778        85,609
      Capacity                                      19,875        21,099
   Other Operation                                  35,122        38,448
   Maintenance                                       7,775         8,263
   Depreciation and Amortization                    13,916        13,098
   Federal and State Income Taxes                    9,131         5,048
   Taxes Other Than Income Taxes                     5,980         2,300
          Total Operating Expenses                 187,260       175,984
 EQUITY IN EARNINGS OF ASSOCIATED COMPANIES          1,533         1,258

 OPERATING INCOME                                   26,609        24,227
 OTHER INCOME (EXPENSE)
   Allowance for Equity Funds Used During
   Construction                                        203           411
   Other, Net                                        1,271           642
   Income Taxes Applicable to Other Income
   (Expense)                                          (377)          350
          Total Other Income (Expense)               1,097         1,403
 INCOME BEFORE INTEREST CHARGES                     27,706        25,630
 INTEREST CHARGES
   Long-Term Debt                                   11,386        10,611
   Other Interest                                    1,137         1,556
   Allowance for Borrowed Funds Used During
   Construction                                       (124)         (239)
          Total Interest Charges                    12,399        11,928

 NET INCOME                                         15,307        13,702
 DIVIDENDS ON PREFERRED STOCK                        2,628         2,092
 EARNINGS APPLICABLE TO COMMON STOCK              $ 12,679      $ 11,610
 WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING                              32,442,752    31,618,567
 EARNINGS PER SHARE OF COMMON STOCK                  $0.39         $0.37
 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK       $0.225         $0.39


The accompanying notes are an integral part of these financial statements.

                          Central Maine Power Company
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)

                                                    For the Six Months Ended
                                                            June 30,
                                                       1994          1993

 ELECTRIC OPERATING REVENUES                         $453,362      $434,974
 OPERATING EXPENSES
   Fuel Used for Company Generation                     9,071         5,773
   Purchased Power
      Energy                                          214,710       194,802
      Capacity                                         34,945        40,746
   Other Operation                                     72,074        73,006
   Maintenance                                         14,825        14,739
   Depreciation and Amortization                       27,797        26,205
   Federal and State Income Taxes                      17,459        15,355
   Taxes Other Than Income Taxes                       12,652         9,660
          Total Operating Expenses                    403,533       380,286
 EQUITY IN EARNINGS OF ASSOCIATED COMPANIES             3,013         2,837

 OPERATING INCOME                                      52,842        57,525
 OTHER INCOME (EXPENSE)
   Allowance for Equity Funds Used During
   Construction                                           424           884
   Other, Net                                          (3,086)        1,560
   Income Taxes Applicable to Other Income
   (Expense)                                            1,135           (44)
          Total Other Income (Expense)                 (1,527)        2,400
 INCOME BEFORE INTEREST CHARGES                        51,315        59,925
 INTEREST CHARGES
   Long-Term Debt                                      22,506        21,803
   Other Interest                                       2,344         3,354
   Allowance for Borrowed Funds Used During
   Construction                                          (258)         (507)
          Total Interest Charges                       24,592        24,650

 NET INCOME                                            26,723        35,275
 DIVIDENDS ON PREFERRED STOCK                           5,256         4,360
 EARNINGS APPLICABLE TO COMMON STOCK                 $ 21,467     $  30,915
 WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING                                  32,442,058   31,484,191
 EARNINGS PER SHARE OF COMMON STOCK                     $0.66         $0.98
 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK           $0.45         $0.78


The accompanying notes are an integral part of these financial statements.

                         Central Maine Power Company
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

                                                      June 30,     Dec. 31,
                                                        1994        1993
                                                    (Unaudited)
                                    ASSETS
 ELECTRIC PROPERTY, at Original Cost                  $1,561,873  $1,564,875
   Less: Accumulated Depreciation                        504,221     503,280
       Electric Property in Service                    1,057,652   1,061,595
   Construction Work in Progress                          16,431      19,689
   Net Nuclear Fuel                                        1,372       1,822
       Net Electric Property                           1,075,455   1,083,106

 INVESTMENTS IN ASSOCIATED COMPANIES, at Equity           47,864      47,452
       Net Electric Property and Investments in
       Associated Companies                            1,123,319   1,130,558

 CURRENT ASSETS

   Cash and Temporary Cash Investments                    63,157       1,956
   Accounts Receivable, Less Allowances for
   Uncollectible Accounts of $2,400 in 1994 and
   $2,704 in 1993
     Service - Billed                                     73,681      83,330
             - Unbilled                                   51,304      67,022
     Other Accounts Receivable                            12,497      10,651
   Prepaid Income Taxes                                     -          1,335
   Undercollected Retail Fuel Costs                       55,144      84,708
   Inventories, at Average Cost
     Fuel Oil                                              3,410       6,939
     Materials and Supplies                               14,354      14,430
   Funds on Deposit With Trustee                          27,787      27,758
   Prepayments and Other Current Assets                    4,666       8,008


         Total Current Assets                            306,000     306,137

 DEFERRED CHARGES AND OTHER ASSETS
   Recoverable Costs of Seabrook 1 and Abandoned
   Projects, Net                                         106,209     110,443
   Regulatory Assets-Deferred Taxes                      240,062     237,387
   Yankee Atomic Purchased-Power Contract                 30,254      32,775
   Deferred Charges and Other Assets                     182,573     187,562
       Total Deferred Charges and Other Assets           559,098     568,167

         TOTAL ASSETS                                 $1,988,417  $2,004,862


The accompanying notes are an integral part of these financial statements.

                         Central Maine Power Company
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

                                                    June 30,
                                                      1994        Dec. 31,
                                                  (Unaudited)       1993
                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
 CAPITALIZATION
   Common Stock Investment                         $  561,166    $  553,389
   Preferred Stock                                     65,571        65,571
   Redeemable Preferred Stock                          80,000        80,000
   Long-Term Obligations                              580,326       581,844
         Total Capitalization                       1,287,063     1,280,804

 CURRENT LIABILITIES AND INTERIM FINANCING
   Interim Financing                                   48,000        68,500
   Sinking-Fund Requirements                            3,303         3,421
   Accounts Payable                                    78,595        94,417

   Dividends Payable                                    9,932         9,468
   Accrued Interest                                    13,017        12,680
   Accrued Income Taxes                                 6,799          -
   Miscellaneous Current Liabilities                   13,857        13,137
         Total Current Liabilities and Interim
         Financing                                    173,503       201,623

 COMMITMENTS AND CONTINGENCIES

 RESERVES AND DEFERRED CREDITS
   Accumulated Deferred Income Taxes                  346,720       341,349
   Unamortized Investment Tax Credits                  35,872        36,679
   Regulatory Liabilities-Deferred Taxes               52,556        49,734

   Yankee Atomic Purchased-Power Contract              30,254        32,775
   Other Reserves and Deferred Credits                 62,449        61,898
         Total Reserves and Deferred Credits          527,851       522,435

           TOTAL STOCKHOLDERS' INVESTMENT AND
           LIABILITIES                             $1,988,417    $2,004,862

The accompanying notes are an integral part of these financial statements.

                        Central Maine Power Company
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                           (Dollars in Thousands)
                                  (Note 1)

                                                         For the Six
                                                         Months Ended
                                                           June 30,
                                                       1994        1993
 CASH FROM OPERATIONS
   Net Income                                       $ 26,723    $ 35,275
   Items Not Requiring (Providing) Cash:

     Depreciation and Amortization                    35,780      30,857
     Deferred Income Taxes and Investment Tax
     Credits, Net                                      3,843       2,027
     Allowance for Equity Funds Used During             (424)       (884)
     Construction
   Changes in Certain Assets and Liabilities:
     Accounts Receivable                              23,521      10,332
     Other Current Assets                              3,313     (11,831)
     Inventories                                       3,605       1,330
     Retail Fuel Costs                                29,564      29,070
     Accounts Payable                                (12,114)    (16,871)
     Accrued Income Taxes and Interest                 8,471       3,108
     Miscellaneous Current Liabilities                   720       1,353
   Deferred Energy Management Costs                   (2,747)     (3,215)
   Maine Yankee Outage Accrual                        (4,178)     (4,253)
   Other, Net                                          5,043      (2,800)
         Net Cash Provided By Operating Activities   121,120      73,498
 INVESTING ACTIVITIES
     Construction Expenditures                       (16,221)    (23,363)
     Changes in Accounts Payable - Investing          (3,708)     (4,994)
     Activities
         Net Cash Used by Investing Activities       (19,929)    (28,357)
 FINANCING ACTIVITIES
   Issuances:
     Common Stock                                        927      12,298

     Mortgage Bonds                                   25,000     125,000
   Redemptions:
     Short-Term Obligations, Net                     (25,500)    (18,600)
     Premium on Redemptions                             -         (6,000)
     Preferred Stock                                    -         (7,125)
     Mortgage Bonds                                     -       (100,000)
     Other Long-Term Obligations, Net                (21,000)    (21,508)
   Dividends:
     Common Stock                                    (14,611)    (24,453)
     Preferred Stock                                  (4,806)     (4,599)
         Net Cash Used by Financing Activities       (39,990)    (44,987)
         Net Increase In Cash and Cash Equivalents    61,201         154
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,956         926
 CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 63,157     $ 1,080
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

             Supplemental Cash Flow Disclosure - Cash paid for the six months ended June 30, 1994 and 1993 for interest, net of amounts capitalized, amounted to $22.1 million and $21.9 million, respectively. Income taxes paid amounted to $4.4 million and $11.3 million for the six months ended June 30, 1994 and 1993, respectively. The Company incurred no new capital lease obligations in either period.

          2. Commitments and Contingencies

             Legal and Environmental Matters - The Company is a party in legal and administrative proceedings that arise in the normal course of business. As discussed in Note 4 of Notes to Consolidated Financial Statements in the Company's Form 10-K, in connection with one such proceeding, the Company has been named a potentially responsible party and has been incurring costs to determine the best method of cleaning up an Augusta, Maine, site formerly owned by a salvage company and identified by the Environmental Protection Agency (EPA) as containing soil contaminated by polychlorinated biphenyls
             (PCBs) from equipment originally owned by the Company.

             Initial tests on the site have been completed and more complex technological studies are still in progress. Prior to the April 1994 change in the cleanup standard discussed below, the Company believed that its share of the remaining costs of the cleanup would total between $7 million and $11 million, depending on the level of cleanup ultimately required and other variable factors. Such estimate was net of an agreed partial insurance recovery and considered the court-ordered contributions of 41-percent from Westinghouse Electric Co. and 12.5 percent from the former owners, but excluded contributions from the other insurance carriers the Company has sued, or any other third parties. As a result, the Company recorded an estimated liability of $7 million and an equal regulatory asset, reflecting the anticipated ratemaking recovery of such costs when ultimately paid. Approximately $1.8 million of costs incurred from August 9, 1991, to date have been deferred.

             On April 8, 1994, the EPA announced changes to the remedy it had previously selected, the principal change being to adjust the soil cleanup standard to ten parts per million from the one part per million established in the EPA's 1989 Record of Decision, on the part of the site where PCBs were found in their highest concentration. The EPA stated that the purpose of adjusting the standard of cleanup was to accommodate the selected technology's current inability to eliminate PCBs and other chemical components on the site to the original standard. On July 11, 1994, the EPA formally approved the previously announced changes.

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

             On April 4, 1994, the Maine Public Utilities Commission
             (MPUC) approved a stipulation in which the Company agreed not to seek recovery in rates of the costs incurred pursuant to the termination and buy-out of its purchased-power contract with Caithness. As a result, $4.5 million of costs not previously charged to expense were reflected as a reduction in other income (expense) during the first quarter of 1994. See Note 3, "Regulatory Matters - Maine Public Utilities Commission," for further discussion of the stipulation.

          3. Regulatory Matters

             Maine Public Utilities Commission - Refer to Note 3 of Notes to Consolidated Financial Statements in the Company's Form 10-K for background on the Company's 1993 base-rate proceeding.

             On April 4, 1994, the MPUC approved a stipulation supported by the Company and other parties to an earlier proceeding on independent-power-producer contracts and the Company's 1993 base-rate case. In the stipulation, the Company agreed to write-off $5 million in purchased-power costs, to be implemented through a one-time reduction in its deferred fuel cost balance, and further agreed not to seek recovery in rates of the approximately $5.5 million (of which $4.5 million was deferred) in costs incurred in pursuing the termination and buy-out in January 1994 of its purchased-power contract with Caithness. The Company also agreed to withdraw its appeal to the Maine Supreme Judicial Court (Law Court) of the MPUC's October 1993 order in its power-contract investigation, which will have the effect of increasing the Company's annual base revenues by approximately $4 million, the amount of the stayed one-half percent return-on-equity penalty previously imposed by the MPUC, and to withdraw its appeal to the Law Court of the MPUC's December 1993 decision in the Company's base-rate case.

             In return, the stipulation provided that the Company would be subject to no further prudence investigation, penalties or disallowances resulting from any actions prior to March 1, 1994, in any respect in connection with the two contracts that were the subject of the MPUC's October 28, 1993 imprudence finding and the Caithness contract. In the stipulation the parties also agreed that any further prudence investigation by the MPUC of the Company's administration of purchased-power contracts before April 4, 1994, would conclude with the issuance of a final MPUC order no later than October 1, 1994. In addition, the stipulation provided, in the event any such further investigation occurs and the Company is found imprudent in the administration of purchased-power contracts, in no event would the Company be subject to a "disallowance or other financially adverse consequences" if the Company's financial condition is impaired to the extent such consequence, if imposed in 1994, would result in the Company's earned rate of return on common equity for the calendar year 1994 falling 325 basis points below the 10.05-percent rate of return on common equity found reasonable by the MPUC in its December 1993 base-rate decision, regardless of when such disallowance or adverse financial consequence is determined by the MPUC. The stipulation also provided that the Company would not be held imprudent for any action necessary to conform to a standard of "commercial reasonableness" in contract administration.

             Finally, in addition to agreement on procedural matters, the stipulation contained an agreement that the Company would be subject to no further investigation, disallowance or other financially adverse consequence with respect to its administration of its "Capacity Deficiency Fund" and would not be required to flow through to ratepayers any amounts previously recorded to that fund. That provision allowed the Company to reverse the $4.1 million reserve previously credited against its deferred fuel-cost balance.

             On July 5, 1994, the MPUC approved a further stipulation that provides that the Company will not be subject to any further investigations, disallowances, or other financially adverse consequences with respect to its administration prior to March 22, 1994, of the Company's larger NUG contracts (over ten megawatts) totalling approximately 398 megawatts in the aggregate, that were then being investigated by the MPUC. In the approved stipulation the Company also agreed to provide regular reports to the PUC on the status of renegotiation of its high-cost NUG contracts and to postpone current recovery of $.5 million associated with earned 1991 demand-side-management incentives. The Company further agreed that it would not seek recovery of such deferred incentives if its earned rate of return on common equity exceeds 6.8% in 1994. The Company believes that the PUC's approval of this stipulation resolves another of the complex issues that have been posing risks to the Company since the PUC's initiation of a general investigation of the Company's administration of NUG contracts by its order of October 28, 1993.

             In connection with the Company's 1993 base-rate proceeding, on July 21, 1993 the Company filed with the MPUC an alternative rate proposal designed to promote stability in the Company's rates. The proposal consisted of a combination of pricing and regulatory changes that would, among other things, base future rate increases on annual changes in the rate of inflation and on mandated costs, and revise existing regulatory rules and policies to allow the Company to adjust prices more rapidly in response to customer needs and competitive factors.

             In its December 14, 1993, base-rate order, the MPUC ordered that a follow-up proceeding be held to implement by mid-1994 a rate-stability plan along the lines discussed in the order. The MPUC encouraged the Company and the parties electing to participate in the proceeding to work together to develop a five-year plan containing price-cap, profit-sharing, and pricing-flexibility components. The MPUC concluded that such a plan would be likely to provide a number of benefits that would outweigh the potential costs. The Company had been engaged in discussions with the MPUC staff and other interested parties in an effort to reach a consensus on such a plan.

             On June 15, 1994, having been unsuccessful in reaching agreement on some of the substantive issues, the Company filed a proposed rate stability plan with the MPUC pursuant to a new schedule established by the MPUC calling for a decision on such a plan in late November of 1994. The Company's plan contains a price-setting mechanism, pricing flexibility, and an annual review procedure, and would have an initial term of five years.

             The price-setting mechanism in the Company's plan is based on a recognized consumer price index and excludes certain mandated costs. It would be subject to a productivity offset commencing in mid-1997 and an earnings-sharing formula between shareholders and ratepayers outside a certain bandwidth of annual earnings. In addition, the Company's proposal would adopt a total-rate approach, governing both base rates and the current fuel and purchased power adjustment, and was based on the assumption that an adequate revenue increase would result from the Company's April 1994 fuel-clause filing.

             The fuel-clause revenue increase was resolved on July 18, 1994, when the MPUC approved a stipulation entered into by the Company and other parties providing for an annual increase of $23.3 million. The increase is composed primarily of the fuel cost adjustment, except for $.8 million for recovery of non-utility generator contract buyout or restructuring costs and $.6 million in unrecovered 1991 demand-side management incentives pursuant to the July 5, 1994 purchased-power contract prudence stipulation discussed above.

             In addition, the approved fuel-related stipulation provides for an expedited approval process for the Company to implement new special-rate contracts with individual customers. The expedited treatment is limited to contracts totaling in the aggregate not more than 45 megawatts of demand and is subject to other eligibility criteria, but the Company believes the new approval process will provide significant flexibility and more rapid price adjustments in meeting the increased competition affecting its customer base. The July 18 stipulation approval also resolved other ratemaking and accounting matters that had been pending before the MPUC.

             Federal Energy Regulatory Commission - Refer to Note 3 of Notes to Consolidated Financial Statements in Company's Form 10-K for background information on the Federal Energy Regulatory Commission (FERC) order requiring the Company to revise its rates to a level reflecting the filed cost of service associated with each of 14 contracts for non-territorial sales, rather than the negotiated market-based levels.

             The utility that had received the major share of the amount refunded by the Company pursuant to the original FERC refund order requested reconsideration of the later FERC rescission order. In April, 1994, the FERC approved a settlement agreement filed by the Company and the utility that received the major share of the original amount refunded by the Company, that required the Company to make cash payments of $.4 million and sales of system power at a discount to that utility. A similar proposal was negotiated with another party and approved by the FERC in July 1994. As a result of these negotiations the Company reflected approximately $.6 million as a reduction in Electric Operating Revenues during the first quarter of 1994.

             Non-utility Generators - On April 15, 1994, the Governor of Maine signed into law a bill allowing the Finance Authority of Maine (FAME) to borrow up to $100 million to lend to electric utilities for financing buy-outs or other changes in NUG contracts that would save money for customers. The State agency's bonds, which do not pledge the full faith and credit of the state, would nevertheless, with similar terms, be likely to bear lower interest rates than the bonds of the Company with its down-graded credit rating. All agreements under the new law must be approved by the MPUC and must be completed by May 1, 1995. The new law became effective July 14, 1994.

             On June 9, 1994, the Company announced that it had agreed to buy out a NUG contract for a 33-megawatt wood-fired generating plant in Fort Fairfield, Maine. The Company agreed to pay $76 million by October 1, 1994, to buy out the contract and $2 million to acquire the generating plant, and anticipated savings of approximately $44.5 million based on the future payments that would have been required over the remaining eight-year life of the contract.

             The buyout is part of the Company's plan to stabilize its rates and improve its competitive position by reducing its own expenses, cutting NUG costs, and achieving pricing reforms from the MPUC.

             On June 14, 1994, the Company filed an application with the MPUC for a certificate of approval for the Fort Fairfield buyout and expects by mid-August to apply to FAME to finance the buyout through the newly authorized bond program.
             Several parties, including the Town of Fort Fairfield, intervened in the MPUC proceeding in opposition to the Company's application, based largely on the adverse local impacts of the contemplated closing of the plant. On August 3, 1994, the MPUC voted its approval of the buyout by approving a stipulation entered into by the Company with the Town of Fort Fairfield and other intervenors. In approving the stipulation the MPUC granted its certificate of approval with the statutory findings required for the FAME financing, and provided for recovery in rates of the Company's contractual cost of the buyout. In its negotiated settlement with the Town of Fort Fairfield, incorporated in the stipulation, the Company agreed to continue operation of the plant for a minimum of three years, provided that certain plant efficiency criteria can be met, and the Town agreed to support the Company's efforts to obtain the necessary regulatory and financing approvals, among other considerations.

             The Company has initiated discussions with fuel suppliers and potential purchasers of the output of the plant in an effort to develop the most cost-effective plan for continuing operation of the plant. The MPUC's approval of the stipulation provided for recognition in the Company's future rates of costs expected to be incurred by the Company in the operation of the plant, as well as estimated purchased-power cost savings. The Company is pursuing consummation of the financing of the buyout through the new FAME bond program by October 1994.

             Wholesale Customer - As previously reported, on July 28, 1993, the Town of Madison Electric Works (Madison), a wholesale customer of the Company, announced that it had selected a competitive bid from Northeast Utilities (NU) and was entering negotiations for NU to become its wholesale electric supplier for a period of up to ten years. NU, a Connecticut-based holding company with substantial excess generating capacity, had submitted a bid to provide up to 45 megawatts of capacity at a rate that would initially be well below the Company's existing rates. Substantially all of the 45 megawatts would supply the large paper-making facility of Madison Paper Industries (MPI) in Madison's service territory that has been served directly by the Company under a special service agreement with Madison during the last 12 years. Madison proposed to start taking power from NU in late 1994 for that portion required to serve MPI and in late 1996 for its remaining requirements.

             On May 16, 1994, the Company, Madison and NU entered into a settlement agreement that resolved, subject to regulatory approvals, all issues in dispute among the parties relating to Madison and MPI. Under the agreement, which was filed with the MPUC as part of a stipulation among the parties to the agreement and other intervenors in the MPUC proceeding, the related MPUC and FERC regulatory proceedings were deemed to be settled among the parties, and the Company withdrew its request for compensation for stranded investment. In return, NU agreed to pay the Company $8.4 million over a seven-year period, MPI agreed to pay the Company $1.4 million over a three-year period, a transmission rate was agreed upon for the Company's transmission service to Madison commencing September 1, 1994, and the parties agreed that Madison would be supplied by NU through 2003, with Madison having an option for an additional five years. In addition, NU and the Company agreed to a five-year capacity exchange arrangement designed to achieve significant replacement power cost savings for the Company when the Company's largest source of generation, the Maine Yankee Atomic Power Company plant, is off-line. On May 26, 1994, the MPUC approved the stipulation. The agreement must also be approved by the FERC. The agreement provides more economic benefit to the Company than if it had under-bid NU for Madison's business, but less than if Madison stayed on the Company's system at the former rates.

             The Company will record the amounts received under this contract as the amounts are received. As discussed above, the MPUC, in its July 1994 Order in the Company's Fuel Cost Recovery proceeding, required the Company to allocate the cash payments, the capacity exchange savings and the transmission revenues 60% to base non-fuel revenues and 40% to fuel revenues.

             Madison is the largest of the Company's three wholesale customers. The Company has reached agreement with its other two wholesale customers to continue to supply them at negotiated prices and margins that are lower than the previous averages.

             Residents of several small areas in the Company's service territory have publicly expressed interest in investigating the feasibility of organizing local electric utility districts for the purpose of providing their own electric service with power purchased from a selected supplier. Such investigations are in their early stages. The Company believes that such actions are not in the best interests of either its customers or its investors and will strongly oppose such action. The Company further believes that formidable obstacles would be encountered by any group in attempting to create such districts, including obtaining appropriate authorizing legislation and economically acquiring or constructing the necessary facilities for a local utility system. The Company cannot, however, predict the ultimate results of such investigations.

          Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          Operating Results

          Operating revenues increased by $18.4 million or 4.2 percent to $453 million in the first half of 1994 from $435 million in the first half of 1993. Operating revenues for the second quarter of 1994 of $212 million were 6.7 percent more than the second quarter of 1993. Revenues reflect rate increases as a result of the 1993 base rate case, fuel and Electric Revenue Adjustment Mechanism (ERAM) decisions and a stipulation approved by the Maine Public Utilities Commission (MPUC) in April 1994.

          Net Income for the second quarter of 1994 was $15.3 million compared to $13.7 million for the second quarter of 1993. Year-to-date Net Income in 1994 was $26.7 million compared to $35.3 million for the corresponding period in 1993. Earnings applicable to Common Stock were $12.7 million or $0.39 per share for the three months ended June 30, 1994 and $11.6 million or $.37 per share for the comparable period in 1993. Year-to-date earnings applicable to Common Stock in 1994 were $21.5 million or $0.66 per share and $30.9 million or $.98 per share in 1993.
          Weak sales due to economic and competitive pressures, the impact of a disappointing rate case decision in December 1993 and the April 1994 stipulation discussed below, are the primary factors affecting the decline in year-to-date earnings.

          Average shares outstanding increased due to the issuance of .7 million shares since June 1993 through the Company's Dividend Reinvestment and Common Stock Purchase Plan. Effective January 1994, the Company elected to purchase shares pursuant to the plan on the market, rather than issue new shares.

          The combination of weak sales due to economic and competitive pressures and an inadequate rate case decision in December 1993, cannot provide the Company any reasonable opportunity to achieve a level of 1994 earnings near the 1993 level or its currently allowed rate of 10.55 percent on common equity. The reduction in the Company's earnings capacity for the near term takes into account the significant reductions in previously planned 1994 operation, maintenance and capital expenditures.

          The Company's financial objectives for 1994 continue to be seeking cost reductions and cost control, risk reduction associated with purchased-power contract review proceedings, restructuring prices, achieving price flexibility to enhance its ability to compete for sales and seeking rate recovery of the costs of providing electric service. The Company's ability to restore earnings to competitive levels and to improve overall financial health depends significantly on meeting these challenges.

          As discussed further in Note 3 to Consolidated Financial Statements "Regulatory Matters - Maine Public Utilities Commission," on April 4, 1994, the MPUC unanimously approved a negotiated settlement of a two-year-old dispute over the Company's administration of contracts with non-utility generators
          (NUGs). The stipulation required a one-time $5 million write-off of unrecovered fuel costs, precluded recovery of $4.5 million of the costs of terminating the Caithness King NUG contract and permitted retention of $4.1 million of payments associated with the capacity deficiency fund. As a result, earnings for the six months ended June 30, 1994 reflect a net reduction of $3.5 million before taxes, or approximately $2.0 million or $0.06 per share after taxes. Over the remainder of 1994, settlement of the one-half percent NUG penalty will provide about $1.9 million of additional revenues. Cumulatively, the stipulation will result in a net reduction in earnings of $1.5 million before taxes, or approximately $900,000 or $0.03 per share after taxes.

          The Company believes that the approval of the stipulation by the MPUC resolves or limits a number of complex issues that were posing significant risks to the Company and will permit it to continue its efforts to restructure high-cost power purchase contracts and work with the MPUC and other parties to formulate an appropriate rate-stability plan.

          Service-area sales of electricity totaled approximately 4.7 billion kilowatt-hours for the six-month period ended June 30, 1994, an increase of 1.0% compared to the first half of 1993. Service-area sales for the second quarter of 1994 totaled approximately 2.2 billion kilowatt-hours were 2.0 percent more than the secmnd quarter of 1993.


                 Service Area Kilowatt-hour Sales (Millions of KWHs)
                                 Period Ended June 30,



                      Three Months                   Six Months
                                                                    %
                1994      1993   % Change     1994       1993     Change

 Residential    664.3     667.4    (0.5)%    1,542.7    1,545.9   (0.2)%

 Commercial     573.9     547.0     4.9      1,220.7    1,176.6    3.7

 Industrial     945.4     927.5     1.9      1,861.7    1,858.3    0.2
 Other           36.7      35.9     2.2         79.1       77.6    1.9

              2,220.3   2,177.8     2.0 %    4,704.2    4,658.4    1.0 %

          The changes in service area kilowatt-hour sales reflect the following:

             Kilowatt-hour sales to residential customers decreased by 0.5% in the second quarter and 0.2% for the six months ended June 30, 1994 compared to 1993; usage per customer was down 1.9 percent, and a decline in the space and water heating subclass usage contributed to this decrease during the first half of 1994.

             Commercial sales increased by 4.9% in the second quarter and 3.7% for the six months ended June 30, 1994 from 1993 due primarily to increases in the service, retail and wholesale sectors' usage while sales in the other sectors increased also. Sales to the service sector comprise approximately 33% of the Company's commercial sales.

             Industrial kilowatt-hour sales increased by 1.9% in the second quarter and 0.2% for the six months ended June 30, 1994 over 1993. Sales to the pulp and paper industry increased by 2.2% for the second quarter but decreased by 0.4% year-to-date 1994. Despite the quarterly increase, the decline in sales on a year-to-date basis to this industry was due primarily to higher than normal purchases in January 1993, and the addition of 10 megawatts of generation by one customer in March 1993. The pulp and paper industry accounts for approximately 60% of the industrial sales category. A sales increase of 1.4% over the first half of 1993 occurred to all other industrial customers as a group.

          The components of the change in electric operating revenues for the six-months ended June 30, 1994, as compared to the same period in 1993, are as follows:

                                                     Three         Six
                                                    Months        Months
                                                   (Dollars in Millions)

           Revenues from Kilowatt-hour Sales:

              Total Service-Area Base Revenue          $ 7.5       $ 14.9

              Fuel Cost Recoveries                       7.8         17.7
              Non-Territorial Base Revenue               0.8          1.2

           Revenues from Kilowatt-hour Sales            16.1         33.8



           Other Operating Revenues:
              Electric Revenue Adjustment
              Mechanism Including

                Revenue Adjustment- Tax Flowback        (2.8)       (14.4)

              Other, including Maine Electric

                Power Company, Inc.                      0.1         (1.0)
           Total Change in Electric Operating

              Revenues                                 $13.4       $ 18.4

          Total service-area base revenues increased for the second quarter and first half of 1994 reflecting slightly higher kilowatt-hour sales, the July 1993 increase in rates to continue collection of accrued ERAM revenue and the increase of $26.2 million pursuant to the MPUC's base rate case decision effective December 1, 1993. Fuel Revenue increases reflect the increase discussed below relating to Fuel Used for Company Generation and Purchased-Power Energy expense. Other revenues reflect the elimination of ERAM accruals, effective December 1, 1993.

          The Company's Fuel Used for Company Generation and Purchased Power-Energy expenses are recoverable through approved fuel tariffs while Purchased Power-Energy incurred by Maine Electric Power Company, Inc. (MEPCO) is billed to MEPCO's Participants.

          The Company's Fuel Used for Company Generation, which consists primarily of Company-owned oil-fired generation, increased by $1.5 million in the second quarter of 1994 over the second quarter of 1993 and by $3.3 million for the six-month period ended June 30, 1994. Compared to 1993, total oil-fired generation increased by 115% in the second quarter of 1994 and by 93% year-to-date 1994. The cost of this generation on a per megawatt-hour basis was 15% lower for both the second quarter and six months ended June 30, 1994, as a result of decreases in the price of oil purchased.

          The Company's Purchased Power-Energy expense increased by $6.2 million in the second quarter and by $19.9 million for the six months ended June 30, 1994 due primarily to purchases from non-utility generators. Total megawatt-hours purchases increased by 9 megawatt-hours and 128 megawatt-hours over the prior year quarter and prior year-to-date. The cost of this energy on a per megawatt-hour basis increased by 4.3% for the second quarter and by 4.7% for the first half of 1994, respectively, primarily due to pre-set price increases.

          Other Operation and Maintenance expenses decreased by $3.8 million and $0.8 million compared to the second quarter and first half of 1993. Despite reflecting severance costs associated with restructuring plans in early 1994 which eliminated 225 full-time equivalent positions, increases in expenses of the Electric Lifeline Program (the MPUC-mandated low-income energy assistance program) and other planned cost increases, ongoing cost control activities directed toward limiting growth in this area are continuing.

          Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. Interest on long-term debt increased $0.8 million for the second quarter of 1994 and $0.7 million for the six months ended
          June 30, 1994 while other interest expense decreased by $0.4 million and $1.0 million for the second quarter and year-to-date period ended June 30, 1994 as a result of lower levels of short-term borrowing outstanding combined with lower short-term interest rates.

          Liquidity and Capital Resources

          Approximately $65.9 million of cash was provided during the first half of 1994 from net income before non-cash items, primarily depreciation and amortization. During such period, approximately $55.2 million of cash was provided by fluctuations in certain assets and liabilities and from other operating activities.

          For the six months ended June 30, 1994, the Company reduced the level of short-term borrowing outstanding by $25.5 million and reduced the level of other long-term obligations by $21.0
          million.   Dividends paid on common stock were $14.6 million,
          while preferred-stock dividends utilized $4.8 million of cash.

          Investing activities, primarily construction expenditures, utilized $19.9 million in cash during the first half of 1994 for generating projects, transmission, distribution, and general construction expenditures.

          In order to accommodate existing and future loads on its electric system the Company is engaged in a continuing construction program. The Company's plans for improvements and expansions, its load forecast and its power resources are under a process of continuing review. Actual construction expenditures will depend upon the availability of capital and other resources, load forecasts, customer growth and general business conditions.

          In April 1994 the Company issued $25 million of Series U 7.54% (Adjustable Rate) General and Refunding Mortgage Bonds, Due 1998, through a private placement. The Series U Bonds do not have a sinking fund requirement and are redeemable at the option of the Company under certain circumstances.

          In June 1994, the Company entered into an agreement with a large institutional investor under which the investor agreed to purchase from the Company up to $25 million of additional General and Refunding Mortgage Bonds on or before April 15, 1995, subject to certain terms and conditions. Bonds issued pursuant to the agreement must be due on or before April 15, 1998.

          The ultimate nature, timing and amount of financing for the Company's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

          To support its short-term capital requirements, the Company maintains lines of credit now totaling $63 million and has an unsecured $50-million revolving credit agreement with several banks that can be used to support commercial paper borrowing or as short-term financing. However, access to commercial paper markets has been substantially reduced, if not eliminated, as a result of the downgrading of the Company's credit ratings during 1993. Borrowing under lines of credit may be subject to more stringent terms and conditions in the future. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions.

          The Company is in the process of reviewing its lines of credit and revolving credit agreements which could result in changes in the borrowing capacity and terms of the agreements. However, the Company believes any such changes will not have a material impact on its liquidity.

          On April 6, 1994, Standard & Poor's Corp. (S&P) revised its outlook on the Company's securities from "negative" to "stable" and affirmed its ratings on the Company's senior secured debt at "BB+", its senior unsecured debt at "BB-", its preferred stock at "B+" and its commercial paper at "B". S&P cited the MPUC's April 4, 1994 approval of the stipulation resolving uncertainty relating to purchased-power contract investigations as reasons for the revision.

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

          Item 2. and 3.  Not applicable

          Item 4.     Submission of Matters to a Vote of Security Holders

                  The annual meeting of the stockholders of the Company was held on May 25, 1994. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

                  Three matters were voted on at the meeting. One was the election of three directors to Class I of the Company's Board of Directors for a three-year term. All three nominees were elected, with the following vote tabulations:

                  Charles H. Abbott:
                      Votes for -        2,393,695
                      Votes withheld -     147,032
                      Abstentions -        579,906
                      Broker nonvotes -    235,365

                  Carlton D. Reed, Jr.:
                      Votes for -        2,399,535
                      Votes withheld -     141,192
                      Abstentions -        579,906
                      Broker nonvotes -    235,365

                  Kathryn M. Weare:
                      Votes for -        2,388,543
                      Votes withheld -     152,196
                      Abstentions -        579,894
                      Broker nonvotes -    235,365

                  Two other matters voted on at the meeting were:

                  1. Approval of the Company's Long-Term Incentive Plan, under which certain "key employees" of the Company may receive incentive compensation in the form of shares of the Company's Common Stock, with the following vote tabulations:
                      Votes for -        2,003,257
                      Against -            413,728
                      Votes withheld -     579,321
                      Abstentions -        124,327
                      Broker nonvotes -    235,365

                  2. Approval of the appointment of Coopers & Lybrand, Boston, Massachusetts, as the Company's auditors for the year 1994. The appointment was approved, with the following vote tabulations:
                      Votes for -        2,437,639
                      Against -             34,436
                      Votes withheld -     579,986
                      Abstentions -         68,572
                      Broker nonvotes -    235,365

          Item 5. Other Events    Not applicable.

          Item 6. Exhibits and Reports on Form 8-K

                  (a)  Exhibits.  None.

                  (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the second quarter of 1994 and thereafter to date:

                      Date of Report              Items Reported

                  May 16, 1994                    Item 5

                  (a) Settlement With Wholesale Customer Leaving Company System. On May 16, 1994, the Company, Madison and NU entered into a settlement agreement that resolved, subject to regulatory approvals, all issues in dispute among the parties relating to Madison and MPI. On May 26, 1994, the PUC approved the stipulation.

                  (b) Buyout of Non-Utility Generator ("NUG") Contract. On June 9, 1994, the Company announced that it had agreed to buy out a NUG contract for a 33-megawatt wood-fired generating plant in Fort Fairfield, Maine. On June 14, 1994, the Company filed an application with the PUC for approval of the buyout.

                  (c) Filing of Rate Stability Plan. On June 15, 1994, having been unsuccessful in reaching agreement on some substantive issues, the Company filed a proposed rate stability plan with the PUC.

                  Date of Report                  Items Reported

                  July 5, 1994                    Item 5

                  (a) Approval of Stipulation in Power Contracts Prudence Investigation. On July 5, 1994 the PUC approved a stipulation that provided that the Company would not be subject to any further investigations, disallowances, or other financially adverse consequences with respect to administration prior to March 22, 1994, of its administration of its large non-utility generator contracts that were being investigated.

                  (b) Approval of Fuel Cost Adjustment Stipulation. On July 18, 1994, the MPUC approved a stipulation entered into by the Company and other parties providing for an annual fuel revenue increase of $23.3 million.

                  In addition, the approved fuel-related stipulation provides for an expedited approval process for the Company to implement new special-rate contracts with individual customers.

                                      Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTRAL MAINE POWER COMPANY
                                          (Registrant)



          Date: August 9, 1994    /S/R. S. Howe
                                  R. S. Howe, Comptroller (Chief Accounting
                                  Officer and duly authorized officer)