Form 10-K
CENTRAL MAINE POWER CO
filed 1995-03-30
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

          (Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994


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

          Common Share Purchase Rights         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                6% Preferred Stock, $100 Par Value (Voting, Noncallable)
                                   (Title of class)

                Dividend Series Preferred Stock, $100 Par Value (Callable)
                                   (Title of class)


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

             State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the Company was $441,093,597 on March 15, 1995 (based, in the case of the common stock of the Company, on the last reported sale price thereof on the New York Stock Exchange on March 15, 1995).


                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of the Company's Common Stock, $5 par value (being the only class of common stock of the Company), outstanding on March 15, 1995, was 32,442,752 shares.


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

             Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference in
          Part I and Part II hereof.

             Portions of the definitive proxy statement for the Company's 1995 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.


                             CENTRAL MAINE POWER COMPANY

                          INFORMATION REQUIRED IN FORM 10-K


          Item Number                                           Page

                                        Part I


          Item 1.  Business   . . . . . . . . . . . . . . . . .    1
          Item 2.  Properties   . . . . . . . . . . . . . . . .   14
          Item 3.  Legal Proceedings  . . . . . . . . . . . . .   21
          Item 4.  Submission of Matters to a Vote of
                   Security Holders   . . . . . . . . . . . . .   22
          Item 4.1.Executive Officers of the Registrant . . . .   22

                                       Part II

          Item 5.  Market for the Registrant's Common
                   Equity and Related Stockholder
                   Matters  . . . . . . . . . . . . . . . . . .   24
          Item 6.  Selected Financial Data  . . . . . . . . . .   24
          Item 7.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations  . . . . . . . . . . . . . . .   26
          Item 8.  Financial Statements and Supplementary
                   Data   . . . . . . . . . . . . . . . . . . .   26
          Item 9.  Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure   . . . . . . . . . . .   26

                                       Part III

          Item 10. Directors and Executive Officers of
                   the Registrant   . . . . . . . . . . . . . .   27
          Item 11. Executive Compensation   . . . . . . . . . .   27
          Item 12. Security Ownership of Certain Beneficial
                   Owners and Management  . . . . . . . . . . .   27
          Item 13. Certain Relationships and Related
                   Transactions   . . . . . . . . . . . . . . .   27

                                       Part IV

          Item 14. Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K  . . . . . . . . . .   28

          Signatures  . . . . . . . . . . . . . . . . . . . . .   30
                                        PART I

          Item 1.    BUSINESS.

          Introduction

             General. Central Maine Power Company (the "Company") is an investor-owned Maine public utility incorporated in 1905. The Company is primarily engaged in the business of generating, purchasing, transmitting, distributing and selling electric energy for the benefit of retail customers in southern and central Maine and wholesale customers, principally other utilities. Its principal executive offices are located at 83 Edison Drive, Augusta, Maine 04336, where its general telephone number is (207) 623-3521.

             The Company has more customers and greater revenues than any other electric utility in Maine, serving approximately 510,000 customers in its 11,000 square-mile service area in southern and central Maine and having $905 million in consolidated electric operating revenues in 1994 (reflecting consolidation of financial statements with a majority-owned subsidiary, Maine Electric Power Company, Inc. ("MEPCO")). The Company's service area contains the bulk of Maine's industrial and commercial centers, including Portland (the state's largest city), South Portland, Westbrook, Lewiston, Auburn, Rumford, Bath, Biddeford, Saco, Sanford, Kittery, Augusta (the state's capital), Waterville, Fairfield, Skowhegan and Rockland, and approximately 936,000 people, representing about 77 percent of the total population of the state. The Company's industrial and commercial customers include major producers of pulp and paper products, producers of chemicals, plastics, electronic components, processed food, and footwear, and shipbuilders. Large pulp-and-paper industry customers account for approximately 65 percent of the Company's industrial sales and approximately 26 percent of total service-area sales.

             In March 1995, Maine Yankee Atomic Power Company, a 38-percent-owned subsidiary of the Company, detected increased degradation of the steam generator tubes at its Wiscasset, Maine, nuclear generating plant, which it reported could lead to an extended shutdown of the plant. For a more complete discussion of this matter and its significant effects on the Company, see "Maine Yankee Atomic Power Company," below.

             1994 Results. The Company generated a net loss of $23.3 million in 1994, compared to net income of $61.3 million in 1993. The loss applicable to common stock was $33.8 million, or $1.04 per share in 1994, compared to earnings applicable to common stock of $52.5 million, or $1.65 per share, in 1993. The loss reflects the write-off of approximately $100 million ($60 million after taxes) of deferred balances in accordance with the Maine Public Utilities Commission ("MPUC" or "PUC") order in the proceeding involving the Company's new Alternative Rate Plan ("ARP") discussed more fully under "Regulation and Rates", below. The write-off reduced earnings per share by $1.85; without the write-off, earnings per share for 1994 would have been $0.81.

             Electric operating revenues increased by $11.3 million, or 1.3 percent, to $904.9 million in 1994. Total service-area sales decreased by 0.5 percent in 1994, with residential sales decreasing by 0.9 percent, commercial sales increasing by 2.2 percent, industrial sales decreasing by 1.9 percent, and the small wholesale and lighting category decreasing by 3.5 percent. The principal reasons for the kilowatt-hour sales decrease in 1994 were the loss of a major industrial customer, Madison Paper Industries, in September 1994 in connection with the loss of a wholesale customer to a competitor, rising electricity prices, energy management, and the loss of sales due to conversions from electricity to other fuels for such purposes as space and water heating, along with a low rate of growth in the local economy.

             In order to compete effectively in an increasingly competitive electric utility industry, the Company adopted a strategy based on stabilizing its price of electricity, in real terms, over the ensuing five-year period. To accomplish that goal, the Company has concentrated its efforts in three major areas: (1) controlling internal costs, (2) reducing its costs of non-utility generation, and (3) seeking regulatory reform. Significant progress was made in each area, especially regulatory reform, with the adoption effective January 1, 1995, of the ARP, which contains inflation-based price caps, additional pricing flexibility, and efficiency incentives. In addition, as a result of the ARP the Company was able to enter into five-year reduced-price contracts with a number of its largest customers designed to ensure that those customers would remain on the Company's system over that period.

             The ARP and the other significant developments are discussed in succeeding sections of this report. In some cases more complete information has been incorporated in the succeeding sections by reference to the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1994, which appear in Exhibit 13-1 to this report. In those cases the incorporated Notes should be read in conjunction with the sections below for a full discussion of the subjects covered in that manner.

             The following topics are discussed under the general heading of Business. Where applicable, the discussions make reference to the various other Items of this Report. In addition, for further discussion of information required to be furnished in response to this Item, see pages 1 through 48 of Exhibit 13-1 hereto (the Company's Annual Report to Shareholders for the year ended December 31, 1994), which pages are hereby incorporated herein by reference.

                  Topic                               Page

                  Regulation and Rates  . . . . . . .  3
                  Competition . . . . . . . . . . .    5
                  Non-utility Generation  . . . . . .  7
                  Maine Yankee Atomic Power Company .  8
                  Financing and Related
                    Considerations  . . . . . . . . .  9
                  Environmental Matters . . . . . .   12
                    Water Quality Control . . . . .   12
                    Air Quality Control . . . . . .   12
                    Hazardous Waste Regulations . .   13
                    Electromagnetic Fields  . . . .   13
                    Capital Expenditures  . . . . .   13
                  Employee Information  . . . . . .   13

          Regulation and Rates

             General. The Company is subject to the regulatory authority of the MPUC as to retail rates, accounting, service standards, territory served, the issuance of securities maturing more than one year after the date of issuance, certification of generation and transmission projects and various other matters. The Company is also subject as to some phases of its business, including licensing of its hydroelectric stations, accounting, rates relating to wholesale sales and to interstate transmission and sales of energy and certain other matters, to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under Parts I, II and III of the Federal Power Act. Other activities of the Company from time to time are subject to the jurisdiction of various other state and federal regulatory agencies.

             The Maine Yankee Atomic Power Company ("Maine Yankee") nuclear generating plant (the "Maine Yankee Plant") and the other nuclear facilities in which the Company has an interest are subject to extensive regulation by the federal Nuclear Regulatory Commission ("NRC"). The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and antitrust matters. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of units for which construction permits or operating licenses have already been issued, or impose new conditions on such permits or licenses, and may require that the operation of a unit cease or that the level of operation of a unit be temporarily or permanently reduced.

             The United States Environmental Protection Agency ("EPA") administers programs which affect the Company's thermal generating facilities as well as the nuclear facilities in which it has an interest. The EPA has broad authority in administering these programs, including the ability to require installation of pollution-control and mitigation devices. The Company is also subject to regulation by various state and local authorities with regard to environmental matters and land use. For further discussion of environmental considerations as they affect the Company, see "Environmental Matters", below.

             Under the Federal Power Act, the Company's hydroelectric projects (including storage reservoirs) on navigable waters of the United States are required to be licensed by the FERC. The Company is a licensee, either by itself or in some cases with other parties, for 26 FERC-licensed projects, some of which include more than one generating unit. Thirteen licenses expired in 1993, one expires in 1997, and thirteen after 2000. The Company has filed all applications for relicensing the projects whose licenses were scheduled to expire in 1993 and has been authorized to continue to operate those projects pending action on relicensing by the FERC. Of the thirteen projects which expired in 1993, eleven are operating under annual licenses, one project is operating under a new license issued in 1993 and one was allowed to expire. New licenses may contain conditions that reduce operating flexibility and require substantial additional investment by the Company.

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

             Rate Regulation. Effective January 1, 1995, rate regulation for the Company underwent a fundamental change with the implementation of the ARP, which replaced traditional regulation. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of the Company's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC will continue to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

             In addition to predictability of prices for the Company's customers, the ARP provides the Company with the flexibility to set prices quickly to meet the competitive options available to many of its customers. In response to growing competitive pressures, the Company used the pricing flexibility provisions of the ARP to enter into five-year service contracts, effective January 1, 1995, that ensure continued purchases of electricity from the Company by eighteen of its largest customers. Those contracts incorporate a tariff reduction of fifteen percent for the years 1995 through 1997, with an additional one percent in 1998 and another two percent in 1999, and exempt those customers signing the contracts from the price increases contemplated by the ARP. The revenue reductions that would be expected under the contracts will be largely offset by reductions in the cost of purchased-power expense under several NUG contracts in which the prices paid by the Company to the NUGs are directly related to the Company's retail price of electricity.

             As previously reported, the Company agreed in connection with the adoption of the ARP to record charges of approximately $100 million ($60 million, net of tax) against earnings in 1994. For a detailed explanation of those write-offs, as well as a thorough discussion of the ARP and the regulatory proceedings that resulted in its adoption, see Note 3 of Notes to Consolidated Financial Statements, "Regulatory Matters" - "Alternative Rate Plan", which is incorporated herein and made a part hereof. For a detailed discussion of other significant MPUC proceedings involving the Company's electric rates and related matters, including a terminated MPUC investigation of the prudence of the Company's administration of certain of its NUG contracts and a terminated incentive-regulation program, see Note 3 of Notes to Consolidated Financial Statements, "Regulatory Matters" - "Other Regulatory Decisions", and "Incentive Regulation", which are incorporated herein and made a part hereof.

             On March 15, 1995, the Company submitted its first compliance filing under the ARP to the PUC, documenting a price-cap increase of 2.43 percent, effective July 1, 1995, under the price-cap formula in the ARP. The filing was based on an inflation-index component of 2.92 percent, reduced by a productivity offset of
          0.50 percent, and increased by 0.01 percent for flow-through items and mandated costs. The Company believes that the filing complies with the provisions of the ARP.

             The ARP is an unprecedented ratemaking mechanism for electric utilities and is therefore untested in actual practice. Its provisions were negotiated by the Company with regulators and intervenors whose interests and objectives were sometimes at odds with those of the Company. It is possible that controversies will arise over interpretations of the provisions of the ARP, including whether certain unforeseen costs are subject to the price cap or may be passed through as flow-through items or mandated costs, and it is likely that the Company's revenues and costs will vary from projected levels. The ARP offers new opportunities for the Company to be rewarded for efficiency gains, but also clearly presents the risk of reduced rates of return if costs are not controlled, or if revenues from sales decline or prove inadequate to fund costs and provide fair returns on invested capital. Therefore the Company cannot predict the financial performance it will achieve under the ARP, but believes that implementing the ARP in the form approved by the MPUC effective January 1, 1995, places the Company in a more favorable position to meet its anticipated competitive challenges and that the ARP is in the best long-term interest of the Company.

          Competition

             General. In October 1992 the United States Congress enacted the Energy Policy Act of 1992 (the "Policy Act"). The Policy Act was designed to encourage competition among electric utility companies, improve energy resource planning by utility companies, and encourage the development of alternative fuels and sources of energy. The Policy Act provides for, among other things, (1) enhanced access to electric transmission to promote competition for wholesale purchasers and sellers, (2) statutory reforms to encourage utility participation in the formation of exempt wholesale generators, (3) tax credits for electricity generation from renewable energy sources, (4) tax incentives for the use of alternative fuels, and (5) required fleet vehicle conversion to alternative fuels. The Policy Act has combined with trends developing in the electric utility industry to create new areas of competition for the Company, resulting in more options for its wholesale and retail customers. Even though the Company's customers are generally unable to seek direct service from another utility, some can curtail usage, switch fuels, install their own generation, cancel plans to expand their operations, or even leave the Company's service territory. In response to those threats, the Company has initiated several countermeasures, including the implementation of special rates to maintain or increase employment at specific large customers' plants and incremental-energy rates to avoid losing sawmill and ski-resort business to other energy sources. On a smaller scale, the Company has devised residential rate options to bolster the appeal of electric water heating, as well as thermal storage for off-peak electric space-heating customers.

             For a detailed discussion of the loss of a wholesale customer, Madison Electric Works, to a competing supplier and of five-year rate-discount agreements entered into by the Company and several of its largest customers in connection with the adoption of the ARP, see Note 4 of Notes to Consolidated Financial Statements, "Commitments and Contingencies" - "Competition", which is incorporated herein and made a part hereof.

             Municipalization. As a result of the Company's rising electric rates over several years prior to the adoption of the ARP, residents of several towns in the Company's service territory publicly expressed interest in organizing local electric utility districts for the purpose of providing their own electric service with power purchased from a selected supplier. Four Maine communities voted on November 8, 1994, on questions proposing the creation of municipal electric districts. In three of the towns, Westbrook, Norway, and Old Orchard Beach, the proposals were defeated. The fourth town, Jay, voted to create a district, and, in March 1995, obtained MPUC approval to form a municipal power district. Additional regulatory approvals, however, are required before Jay would be authorized to furnish electric utility service. The Company believes that the creation of any such districts within its service territory is not in the best interests of either its customers or its investors, and will strongly oppose such action. The Company further believes that major obstacles will be encountered by Jay or any other group in attempting to implement the formation of such districts, including obtaining the required legal findings by the MPUC and economically acquiring or constructing the necessary facilities for a local utility system. The Company cannot, however, predict the ultimate results of such initiatives.

             Stranded Costs. The enactment of the Policy Act and the current surplus of electric energy in the New England wholesale market have combined to enhance the opportunities for some electric utility customers to bypass their traditional utilities and obtain service from other suppliers. The Company has been affected by this in its recent experiences with Madison Electric Works and the four local municipalization referenda discussed above. Such bypassing can have negative consequences for a utility and its customers that continue to take service from it, since the utility is likely to have incurred costs that have not been fully recovered in meeting its obligation to serve all customers within its service area. The unrecovered costs incurred for the benefit of a customer leaving the utility's system in favor of another wholesale supplier would be "stranded" unless recovered through higher rates from the customers remaining on the utility's system, in the absence of a mechanism to provide for direct recovery of those costs.

             On May 25, 1994, the MPUC initiated a rulemaking proceeding on the issue of stranded costs by requesting comments from interested persons, including the Company, on a number of related questions. After considering the comments submitted, the MPUC on February 27, 1995, issued a proposed rule, which it stated was "intended to help smooth the transition to a more competitive environment by establishing principles and procedures for the determination and recovery of stranded costs in specified circumstances."

             The proposed rule, which is expressly limited in its application to costs incurred to serve retail customers, recognizes that not only can excess generation be stranded or under-utilized, but also such items as long-term purchased power obligations and regulatory assets. The proposal specifies an "exit fee" as the means for recovery of stranded costs, but also includes a "mitigation factor" that would reduce the recoverable amount by 50 percent. The Company expressed serious concern with the mitigation factor and other features of the proposed rule that would limit recovery of its stranded costs at an MPUC hearing on March 27, 1995, and is planning to submit written comments on the proposed rule in late April, in accordance with the MPUC's schedule. The Company cannot predict what form the final rule will take or to what extent it will affect the Company, but intends to vigorously advocate adoption of a final rule that will provide for full recovery of its stranded costs in all appropriate situations.

          Non-utility Generation

             After enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA") and companion legislation in Maine, the Company became an industry leader in developing supplies of energy from non-utility generators ("NUGs"), including cogeneration plants and small power producers. These sources supplied 4.1 billion kilowatt-hours of electricity to the Company in 1994, representing 37 percent of total generation, a decrease from 40 percent in 1993, and the Company expects to obtain approximately 40 percent of its energy from these sources in 1995. The Company's contracts with non-utility generators, however, which were entered into pursuant to the mandates of PURPA and vigorous state implementation thereof, have contributed the largest part of the Company's increased costs and the resulting rate increases in recent years.

             PURPA provided substantial economic incentives to NUGs by allowing cogenerators and small power producers to sell their entire electrical output to an electric utility at the utility's avoided-cost rate, which has often been substantially higher than market rates, while purchasing their own electric energy requirements at the utility's established rate for that customer class. Thus the Company in a number of cases has been required to pay a higher price for energy to a NUG than the NUG, which in some cases is a large customer of the Company, has paid the Company for the NUG's energy requirements. In addition, with the current surplus of relatively low-cost power in the New England market, prices paid by the Company under NUG contracts are often well above current wholesale market prices.

             The Company's NUG contracts generally have terms of five to 30 years and require the Company to purchase the energy at specified prices per kilowatt-hour. As of December 31, 1994, facilities having 574 megawatts of capacity covered by these contracts were in service. The costs of purchases under all of these contracts amounted to $373.5 million in 1994, $360.7 million in 1993, and $341.5 million in 1992. For a discussion of a buyout of a significant high-cost NUG contract, see Note 3 of Notes to Consolidated Financial Statements, "Regulatory Matters" - "Non-Utility Generators", which is incorporated herein and made a part hereof.

             Because of the upward price pressure resulting in large part from costs associated with its NUG contracts, the Company has been actively seeking to reduce those costs. During 1994, the Company reached agreement with 26 NUGs to buy out contracts or to give the Company options to restructure their contracts through lump-sum or periodic payments. These restructurings represent 205 megawatts of capacity, which should result in net savings of approximately $172 million over the next five years. In accordance with prior MPUC policy and the ARP, $136.2 million of buyout or restructuring costs since January 1992 was included in Deferred Charges and Other Assets on the Company's balance sheet and will be amortized over their respective fuel savings periods. These costs result from restructuring 34 contracts representing 281 megawatts of capacity, which the Company expects to result in approximately $246 million in fuel savings over the next five years. The Company will continue to seek opportunities to reduce its NUG costs, but cannot predict what level of additional savings it will be able to achieve.

          Maine Yankee Atomic Power Company

             The Company owns a 38 percent stock interest in Maine Yankee Atomic Power Company ("Maine Yankee"), which owns and operates a nuclear generating plant in Wiscasset, Maine (the "Maine Yankee Plant") and is entitled under a cost-based power contract to an approximately equal percentage of the Maine Yankee Plant's output. The Maine Yankee Plant has been in commercial operation since 1972 and has consistently produced power at a cost among the lowest in the country for nuclear plants. In 1994 the Maine Yankee Plant produced 6.6 billion kilowatt-hours of electric power, its second highest total ever, at an average cost of 2.6 cents per kilowatt-hour. The average capacity factor for the Maine Yankee Plant in 1994 was 88 percent and for its operating life was 73 percent at the end of 1994, compared with an industry average of approximately 68 percent.

             As previously reported, the Maine Yankee Plant, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. In the past the detection of defects has resulted in plugging the degraded tubes to prevent their subsequent use.

             During the refueling-and-maintenance shutdown that commenced in early February of 1995 and is continuing, Maine Yankee detected through new inspection methods and procedures increased degradation of the steam generator tubes well above its expectations and is assessing the extent of degradation and evaluating available courses of action to address the matter.
          The detection of a significantly larger number of degraded tubes would adversely affect the operation of the Maine Yankee Plant and result in substantial additional costs to Maine Yankee, with the Company being responsible for its pro-rata share of non-capital costs under its power contract with Maine Yankee. In addition, the Company would incur substantial costs for replacement power, the amount of which would depend on the length of time the Maine Yankee Plant is out of service and the prices paid for the replacement power.

             With the termination of the reconcilable fuel-and-purchased-power adjustment under the ARP that became effective on January

          1, 1995, the cost of replacement power during a Maine Yankee outage would in general be treated like other Company expenses, would not be deferred and collected through a specific fuel-rate adjustment as it would have been under the regulatory mechanisms in place prior to January 1, 1995, and recovery of such cost would be limited by the ARP's price-index mechanism. Under the ARP no additional price increase beyond the currently pending increase associated with the price index will take effect in 1995 as a result of the Maine Yankee outage. Although the ARP contains provisions that could result in a rate adjustment based on low earnings or the incurring of extraordinary costs by the Company, neither provision would affect prices in 1995. The result is that costs associated with replacement power during an extended Maine Yankee Plant outage would have an adverse impact on Central Maine's 1995 financial results.

             If repair technologies do not prove to be feasible, substantial capital expenditures could be required to restore the Maine Yankee Plant to service, especially if it is determined that the Maine Yankee Plant's three steam generators should be replaced. The cost of replacement generators would depend to a large extent on whether suitable generators were already available from a previously canceled plant or otherwise, and, if such generators are available, the Maine Yankee Plant could be out of service for up to 12 to 18 months. If it were necessary to manufacture and install new generators, the Maine Yankee Plant could be out of service for a substantially longer period. If the generators are replaced, Maine Yankee might request equity contributions from its common stockholders, including the Company, under its capital funds agreements with them, and the stockholders would be required to contribute their pro-rata shares, subject in some cases to regulatory approvals.

             The Company cannot now predict what action Maine Yankee will adopt, to what extent the operation of the Maine Yankee Plant will be affected, or what costs will ultimately be borne by the Company, but such costs could have a material impact on the future results of operations of the Company.

             For further discussion of Maine Yankee, see Item 2,
          Properties, "Existing Facilities".


          Financing and Related Considerations

             Financing and Refinancing in 1994: In April 1994, the Company issued $25 million of Series U 7.54% (Adjustable Rate) General and Refunding Mortgage Bonds, Due 1998, through a private placement. The Series U Bonds do not have a sinking-fund requirement and are redeemable at the option of the Company under certain circumstances.

             In June 1994, the Company entered into an agreement with a large institutional investor under which the investor agreed to purchase from the Company up to $25 million of additional General and Refunding Mortgage Bonds on or before April 15, 1995, subject to certain terms and conditions. Bonds issued pursuant to the agreement must be due on or before April 15, 1998. The Company has no plans to issue those bonds.

             During 1994 the Company issued $32 million of notes under its

          $150-million Medium-Term Note program at an average interest rate of 6.8 percent and an average life of 1.8 years. Notes in the amount of $43.0 million matured during the year, decreasing the total outstanding notes at the end of 1994 to $135 million, from $146 million at the end of 1993. During 1994 the Company also reduced the level of outstanding short-term borrowings by $25.5 million.

             On October 26, 1994, the Company issued a note in the amount of $66.4 million to the Finance Authority of Maine ("FAME") in connection with a $79.3 million note issued by FAME, a state agency, under a 1994 Maine law designed to assist electric utilities in buying out or restructuring high-cost NUG contracts. For a complete discussion of this transaction, see Note 3 of Notes to Consolidated Financial Statements, "Regulatory Matters"
          - "Non-Utility Generators", which is incorporated herein and made a part hereof.

             The proceeds of those financings were used for general corporate purposes that included financing construction and energy-management projects, retiring or refunding outstanding securities, repaying short-term debt, and buying out purchased-power contracts.

             On November 9, 1994, the Company entered into a Competitive Advance and Revolving Credit Facility (revolving-credit facility), with several banks and Chemical Bank, as agent for the lenders, to provide up to $80 million of short-term revolving-credit loans. The revolving-credit facility supplements the existing $50-million revolving-credit agreement and replaces the Company's $73 million of individual bank lines of credit.

             Rating Agency Actions. In 1993 and early 1994, the three major securities rating agencies lowered their ratings on the Company's outstanding debt and preferred stock. The rating agencies explained that their downgrades primarily reflected the MPUC's "unsupportive" November 1993 base-rate decision, which in their opinion did not allow the Company's financial parameters, adjusted for off-balance-sheet obligations, to remain at acceptable levels for a utility with a "below-average" business position. In addition, the rating agencies expressed the belief that the Company's business position also reflected a depressed Maine economy, a large industrial-customer base, significant purchased-power obligations, relatively high production costs, increasing rate pressures, and a high dividend payout. In early 1995, this pressure began to ease when in February, the actions taken during 1994 with respect to cost control, NUG cost reductions, regulatory reform under the ARP, and the competitive pricing agreements with large customers were recognized by Moody's Investors Service ("Moody's"), which upgraded the Company's ratings on preferred stock and commercial paper, and Duff & Phelps Credit Rating Co. ("Duff & Phelps"), which upgraded its preferred stock rating. Standard & Poor's Corp. ("S&P") affirmed the Company's ratings, including the rating of its senior secured debt at "BB+", the lowest of the three rating agencies, but raised the Company's outlook from "stable" to "positive".

          On March 27, 1995, in response to the Company's report that a large number of degraded steam generator tubes had been detected at the Maine Yankee Plant (see "Maine Yankee Atomic Power

          Company," above), Duff & Phelps placed the ratings of the Company's fixed-income securities on "Rating Watch-Down." At the same time, Moody's and S&P indicated that they were reviewing their ratings of the Company's securities.

             Shareholder Rights Plan. On September 28, 1994, the Board of Directors of the Company adopted a shareholder-rights plan and declared a dividend of one common-share purchase right for each outstanding share of common stock of the Company. The dividend was distributed to the shareholders of record as of the close of business on October 17, 1994.

             Each right entitles the registered holder, upon the occurrence of certain events, to purchase from the Company one share of common stock at an initial purchase price of $40 per common share, subject to adjustment. The rights become exercisable or transferrable apart from the common shares ten business days following the earlier to occur of a public announcement that a person or group has acquired beneficial ownership of, or commences or intends to commence a tender or exchange offer for, 20 percent or more of the outstanding common shares. The holder of each right not owned by the acquiring person would be entitled to purchase common shares having a market value equal to two times the exercise price of the right (i.e., at a 50 percent discount). The purchase price payable and the number of common shares issuable upon exercise of the rights are subject to adjustment from time to time and under certain circumstances. If the Company is acquired in a merger or similar transaction, the rights may be exercised to purchase common stock of the surviving company having a market value of two times the exercise price.

             The rights will expire on the earliest of (i) the close of business on October 31, 2004, (ii) the time at which the rights are redeemed by the Company or (iii) the time at which the rights are exchanged for common shares at an exchange ratio of one common share per right, as adjusted by the Company, which exchange must occur prior to a person becoming the beneficial owner of 50 percent or more of the outstanding common stock. At any time prior to a person or group acquiring 20 percent or more of the outstanding common stock, the Board of Directors of the Company may redeem the then outstanding rights in whole, but not in part, at a price of $.01 per right, subject to adjustment.
          The redemption of the rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the rights, the right to exercise the rights will terminate and the holders of rights will be entitled only to receive the redemption price.

             The terms of the rights may be amended by the Board of Directors of the Company without the consent of the holders of the rights, including an amendment to lower the threshold for an acquiring person from 20 percent to not less than the greater of
          (i) any percentage greater than the largest percentage of the outstanding common shares then known by the Company to be beneficially owned by any person and (ii) 10 percent.

             The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. The Plan could also have the effect of delaying, deferring or preventing a takeover or change in control of the Company that has not been approved by the Board of Directors.

             For further discussion of financing considerations affecting the Company, including a complete tabulation of its securities ratings, see the information incorporated by reference in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.


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

             Capital Expenditures. The Company estimates that its capital expenditures for environmental purposes for the five years from 1990 through 1994 totaled approximately $25.1 million. The Company cannot presently predict the amount of such expenditures in the future, as such estimates are subject to change in accordance with changes in applicable environmental regulations.

          Employee Information

             A local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO) represents operating and maintenance employees in each of the Company's operating divisions, and certain office and clerical employees. At December 31, 1994, the Company had 1,860 full-time employees, of whom approximately 44 percent are represented by the union. At the end of 1990 the Company had 2,322 full-time employees. The reduction in the number of full-time employees from 1991 through 1994 was due largely to the implementation of an early retirement program and other efficiency measures in 1991 and 1992 and further staff reductions in the first quarter of 1994 in connection with the Company's restructuring and cost-reduction program.

             In 1989 the Company and its employees represented by the union agreed to a three-year contract, which was to expire on May 1, 1992. In November 1991, however, the Company and the union agreed to a three-year extension of the contract providing for annual wage increases of 3 percent, 3 percent, and 3.5 percent for each of the three years ending on May 1, 1995, respectively. Negotiations for a new contract are in progress.

          Item 2.  PROPERTIES.

          Existing Facilities

             The electric properties of the Company form a single integrated system which is connected at 345 kilovolts and 115 kilovolts with the lines of Public Service Company of New Hampshire at the southerly end and at 115 kilovolts with Bangor Hydro-Electric Company at the northerly end of the Company's system. The Company's system is also connected with the system of The New Brunswick Power Corporation and with Bangor Hydro-Electric Company, in each case through the 345-kilovolt interconnection constructed by MEPCO, a 78 percent-owned subsidiary of the Company. At December 31, 1994, the Company had approximately 2,296 circuit-miles of overhead transmission lines, 18,770 pole-miles of overhead distribution lines and 1,212 miles of underground and submarine cable. The maximum one-hour firm system net peak load experienced by the Company during the winter of 1994-1995 was approximately 1,307 megawatts on January 11, 1995. At the time of the peak, the Company's net capability was 1,855 megawatts.

             The Company operates 29 hydroelectric generating stations with an estimated net capability of 368 megawatts and purchases an additional 75 megawatts of hydroelectric generation in Maine. It is currently re-evaluating some of its older hydroelectric plants in conjunction with efforts to obtain new federal operating licenses, with the objective of increasing their output and extending their usefulness. The Company also operates one oil-fired steam-electric generating station, William F. Wyman Station in Yarmouth, Maine, after retiring its Mason Station in Wiscasset, Maine, in 1994. The Company's share of William F. Wyman Station has an estimated net capability of 589 megawatts. The oil-fired station is located on tidewater, permitting waterborne delivery of fuel. The Company also has three internal combustion generating facilities with an estimated aggregate net capability of 41 megawatts.

             The Company has ownership interests in five nuclear generating plants in New England. The largest is a 38-percent interest in Maine Yankee, which generates power at its plant in Wiscasset, Maine. In addition, the Company owns a 9.5 percent interest in Yankee Atomic Electric Company ("Yankee Atomic"), which has permanently shut down its plant located in Rowe, Massachusetts, a 6 percent interest in Connecticut Yankee Atomic Power Company ("Connecticut Yankee"), with an operating plant in Haddam, Connecticut, and a 4 percent interest in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"), which owns an operating plant in Vernon, Vermont (collectively, with Maine Yankee, the "Yankee Companies"). In addition, pursuant to a joint ownership agreement, the Company has a 2.5 percent direct ownership interest in the Millstone 3 nuclear unit ("Millstone 3") in Waterford, Connecticut.

             In February 1992, the Board of Directors of Yankee Atomic, after concluding that it would be uneconomic to continue to operate, decided to permanently discontinue power operation at the Yankee Atomic plant and to decommission that facility. The Company had relied on Yankee Atomic for less than one percent of the Company's system capacity. Its 9.5-percent equity investment in Yankee Atomic is approximately $2.3 million. Currently, purchased-power costs billed to the Company, which include the estimated cost of the ultimate decommissioning of the unit, are collected by the Company from its customers through the Company's rates.

             In March 1993 the FERC approved a settlement agreement regarding the decommissioning plan, recovery of plant investment, and all issues with respect to the prudence of the decision to discontinue operation. The Company has estimated its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant, to be approximately $38.8 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and a liability on the Company's balance sheet. As part of the MPUC's decision in the Company's 1993 base-rate case, the Company's current share of costs related to the deactivation of Yankee Atomic is being recovered through rates.

             The Company's share of the capacity of the four operating nuclear generating plants amounted to the following:

             Maine Yankee . . . . 330 MW    Connecticut Yankee . . 35 MW
             Vermont Yankee . . .  19 MW    Millstone 3  . . . . . 29 MW

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

             NEPOOL, of which the Company is a member, contracted in connection with its Hydro-Quebec projects to purchase power from Hydro-Quebec. The contracts entitle the Company to 85.9 megawatts of capacity credit in the winter and 127.25 megawatts of capacity credit during the summer. The Company also entered into facilities-support agreements for its share of the related transmission facilities, with its share of the support responsibility and of associated benefits being approximately 7 percent of the totals. The Company is making facilities-support payments on approximately $31.6 million, its share of the construction cost for the transmission facilities incurred through December 31, 1994.

             Maine Yankee Decommissioning. Effective in 1988 Maine Yankee began collecting $9.1 million annually for decommissioning, based on a FERC-approved funding level of $167 million. In 1994, Maine Yankee, pursuant to FERC authorization, increased its annual collection to $14.9 million and reduced its return on common equity to 10.65 percent, for a total increase in rates of approximately $3.4 million. The increase in decommissioning collection is based on the estimated cost of decommissioning the Maine Yankee Plant, assuming dismantlement and removal, of $317 million (in 1993 dollars) based on a 1993 external engineering study. The estimated cost of decommissioning nuclear plants is subject to change due to the evolving technology of decommissioning and the possibility of new legal requirements. Maine Yankee's accumulated decommissioning funds were $108.7 million as of December 31, 1994.

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

             At the same time, the State of Maine was pursuing discussions with the State of Texas concerning participation in a compact with that state and Vermont. In May 1993, the Texas Legislature approved a compact with the states of Maine and Vermont. The Maine Legislature in June 1993 ratified the compact and submitted it to ratification by Maine voters in a referendum held in November 1993, in which the compact was ratified by a margin of approximately 73% to 27%. The ratification bill is before the United States Congress for consideration at its 1995 session.

             The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return Maine would be required to pay $25 million, assessed to Maine Yankee by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses.
          The Maine Authority suspended its search for a suitable disposal site in Maine and, as of June 30, 1994, ceased operations.

             In the event the required ratification by Congress is not obtained, subject to continued NRC approval, Maine Yankee can continue to utilize its capacity to store approximately ten to twelve years' production of low-level waste in its facility at the Maine Yankee Plant site, which it started in January 1993. Subject to obtaining necessary regulatory approval, Maine Yankee could also build a second facility on the Plant site. Maine Yankee believes it is probable that it will have adequate storage capacity for such low-level waste available on-site, if needed, through the current licensed operating life of the Maine Yankee Plant.

             The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals required for on-site storage will be obtained, but Maine Yankee has stated that it intends to utilize its on-site storage facility in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

             Nuclear Insurance. The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident.
          Coverage for the liability is provided for by existing private insurance and retrospective assessments for costs in excess of those covered by insurance, up to $75.5 million for each reactor owned, with a maximum assessment of $10 million per reactor in any year. Based on the Company's stock ownership in four nuclear generating facilities and its 2.5 percent direct ownership interest in the Millstone 3 nuclear unit, the Company's retrospective premium could be as high as $6 million in any year, for a cumulative total of $45.3 million, exclusive of the effect of inflation indexing and a 5-percent surcharge in the event that total public liability claims from a nuclear incident should exceed the funds available to pay such claims.

             In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities mentioned above carry additional nuclear property-damage insurance. This additional insurance is provided from commercial sources and from the nuclear electric utility industry's insurance company through a combination of current premiums and retrospective premium adjustments. Based on current premiums and the Company's indirect and direct ownership in nuclear generating facilities, this adjustment could range up to approximately $6.3 million annually.

             For a discussion of issues relating to Maine Yankee's spent nuclear fuel disposal, see "Fuel Supply" - "Nuclear", below.


          Construction Program

             The Company's plans for improvements and expansion of generating, transmission and distribution facilities and power-supply sources are under continuing review. Actual construction expenditures depend on the availability of capital and other resources, load forecasts, customer growth, and general business conditions. Recent economic and regulatory considerations have led the Company to hold its planned 1995 capital investment outlays, including deferred demand-side management expenditures, to minimum levels. During the five-year period ended
          December 31, 1994, the Company's construction and acquisition expenditures amounted to $352.9 million (including investment in jointly-owned projects and excluding MEPCO), including an Allowance for Funds Used During Construction ("AFC") of $11.6 million. The program is currently estimated at approximately $56 million for 1995 and $253 million for 1996 through 1999, including AFC estimated for the period 1995 through 1999 at $3 million.

             The following table sets forth the Company's estimated capital expenditures as discussed above:

                                        1995   1996-99  1995-99
              Type of Facilities         (Dollars in Millions)


              Generating Projects       $ 9     $ 41     $ 50

              Transmission                5       23       28

              Distribution               23      106      129
              Facilities and Other       19       83      102

                  Total                 $56     $253     $309

          Demand-side Management

             The Company's demand-side-management initiatives have included programs aimed at residential, commercial and industrial customers. Among the residential efforts have been programs that offer energy audits, low-cost insulation and weatherization packages, water heater wraps, energy-efficient light bulbs, and water heater cycling credits. Among the commercial and industrial efforts have been programs that offer rebates for efficient lighting systems and motors, energy-management loans, grants to customers who make efficiency improvements, and shared savings arrangements with customers who undertake qualifying conservation and load management programs.

             Actual demand-side management expenditures depend on such factors as availability of capital and other resources, load forecasts, customer growth, and general business conditions. Because of budget constraints, the Company is seeking to concentrate its efforts where the need and cost-effectiveness are the greatest, while continuing to honor contractual commitments.

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

          Fuel Supply

             The Company's total kilowatt-hour production by energy source for each of the last two years and as estimated for 1995 (assuming normal operation of Maine Yankee) is shown below:
                                             Actual           Estimated
                    Source             1993         1994        1995

             Nuclear (principally from  28%          29%         28%
               Maine Yankee)
             Hydro                      14           13          17
             Oil                        16           12          14
             Non-utility                40           37          40
             Other purchases             2            9           1
                                        100%       100%          100%

             The 1995 estimated kilowatt-hour output from oil and purchased power may vary depending upon the relative costs of Company-generated power and power purchased through NEPOOL and independent producers.

             Oil. The Company's William F. Wyman Station in Yarmouth, Maine, and its internal combustion electric generating units are oil-fired. The Company's last contract for the supply of fuel oil requirements at market prices was allowed to expire in 1993. Since then the Company has been purchasing its fuel-oil requirements on the open market.

             The average cost per barrel of fuel oil purchased by the Company during the five calendar years commencing with 1990 was $17.33, $12.87, $14.02, $13.12 and $12.93, respectively. A substantial portion of the fuel oil burned by the Company and the other member utilities of NEPOOL is imported. The availability and cost of oil to the Company, both under contract and in the open market, could be adversely affected by policies and events in oil-producing nations and other factors affecting world supplies and domestic governmental action.

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

             Maine Yankee has entered into a contract with the United States Department of Energy ("DOE") for disposal of its spent nuclear fuel, as required by the Nuclear Waste Policy Act of 1982, pursuant to which a fee of one dollar per megawatt-hour is currently assessed against net generation of electricity and paid to the DOE quarterly. Under this Act, the DOE has assumed the responsibility for disposal of spent nuclear fuel produced in private nuclear reactors. In addition, Maine Yankee is obligated to make a payment with respect to generation prior to April 7, 1983 (the date current DOE assessments began). Maine Yankee has elected under terms of this contract to make a single payment of this obligation prior to the first delivery of spent fuel to DOE, scheduled to begin no earlier than 1998. The payment will consist of $50.4 million (all of which Maine Yankee has previously collected from its customers, but for which a reserve was not funded), which is the approximate one-time fee charge, plus interest accrued at the 13-week Treasury Bill rate compounded on a quarterly basis from April 7, 1983, through the date of the actual payment. Current costs incurred by Maine Yankee under this contract are recoverable under the terms of its Power Contracts with its sponsoring utilities, including the Company. Maine Yankee has accrued and billed $57.4 million of interest cost for the period April 7, 1983, through December 31, 1994.

             Maine Yankee has formed a trust to provide for payment of its long-term spent fuel obligation, and is funding the trust with deposits at least semiannually which began in 1985, with currently projected semiannual deposits of approximately $1.3 million through December 1997. Deposits are expected to total approximately $70.4 million, with the total liability, including interest due at the time of disposal, estimated to be approximately $123.6 million at January 31, 1998. Maine Yankee estimates that trust fund deposits plus estimated earnings will meet this total liability if funding continues without material changes.

             Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Maine Yankee Plant will be reached in 1999 and after 1996 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, Maine Yankee elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Maine Yankee Plant for more compact storage and, on January 25, 1993, filed with the NRC seeking authorization to implement the plan. On March 15, 1994, the NRC granted the authorization and installation of the new racks is scheduled for 1995. Maine Yankee believes that the replacement of the fuel racks will provide adequate storage capacity through the Maine Yankee Plant's licensed operating life. Maine Yankee has stated that it cannot predict with certainty whether or to what extent the storage capacity limitation at the plant will affect the operation of the plant or the future cost of disposal.

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

             In July 1994, the EPA approved changes to the remedy it had previously selected, the principal change being to adjust the soil cleanup standard to 10 parts per million from the one part per million established in the EPA's 1989 Record of Decision, on the part of the site where PCBs were found in their highest concentration. The EPA stated that the purpose of adjusting the standard of cleanup was to accommodate the selected technology's current inability to reduce PCBs and other chemical components on the site to the original standard.

             Initial tests on the site have been completed and more complex technological studies are still in progress. The Company believes that its share of the remaining costs of the cleanup will total between $10 million and $15 million, depending on the level of cleanup ultimately required and other variable factors. Such estimate is net of an agreed partial insurance recovery and includes the 1993 court-ordered contribution of 41 percent from

          Westinghouse Electric Co., but excludes contributions from the other insurance carriers the Company has sued,or any other third parties. As a result, the Company has recorded an estimated liability of $10 million and an equal regulatory asset, reflecting the anticipated ratemaking recovery of such costs when ultimately paid.

             In September 1994, in connection with the 12.5-percent court-ordered contribution from the former owners, the Company agreed to a settlement of all claims against the former owners and received $15,000 as their 12.5-percent share of the cleanup costs. The excess of their share above the $15,000 will be subject to the cost-sharing agreement between the Company and the insurance company.

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


               Name, Age, and Year
               First Became Officer            Office

               Carlton D. Reed, Jr., 64, 1991  Chairman of the Board of
                                               Directors

               David T. Flanagan, 47, 1984     President and Chief
                                               Executive Officer, and
                                               Director

               Arthur W. Adelberg, 43, 1985    Vice President, Law and
                                               Power Supply

               Richard A. Crabtree, 48, 1978   Vice President, Retail
                                               Operations

               David E. Marsh, 47, 1986        Vice President, Corporate
                                               Services, and Chief
                                               Financial Officer

               Curtis A. Mildner, 41, 1994     Vice President, Marketing

               Gerald C. Poulin, 53, 1984      Vice President, Generation
                                               and Technical Support

               Douglas Stevenson, 46, 1984     Treasurer

               Robert S. Howe, 55, 1975        Comptroller

               William M. Finn, 58, 1984       Secretary and Clerk

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

                                       PART II

          Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS.

               The Company's common stock is traded on the New York Stock Exchange. As of March 15, 1995, there were 32,813 holders of record of the Company's common stock.

                         Price Range of and Dividends on Common Stock

                              Market Price           Dividends
                            High        Low          Declared

          1994

          First Quarter    $15        $12            $0.225
          Second Quarter    12 3/4     10 5/8         0.225
          Third Quarter     12 1/8     10 7/8         0.225
          Fourth Quarter    13 3/4     10 3/4         0.225

          1993

          First Quarter    $24 1/2    $21 3/4        $0.39
          Second Quarter    24 3/8     21             0.39
          Third Quarter     24         21 7/8         0.39
          Fourth Quarter    22 1/4     14 3/8         0.225

             Under the most restrictive terms of the indenture securing the Company's General and Refunding Mortgage Bonds and of the Company's Articles of Incorporation, no dividend may be paid on the common stock of the Company if such dividend would reduce retained earnings below $29.6 million. At December 31, 1994, the Company's retained earnings were $53.5 million, of which $23.9 million was not so restricted. Future dividend decisions will be subject to future earnings levels and the financial condition of the Company and will reflect the evaluation by the Company's Board of Directors of then existing circumstances.

          Item 6.  SELECTED FINANCIAL DATA.

             The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1990 through 1994. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1990 through 1994 are derived from the audited consolidated financial statements of the Company.

   Selected Consolidated Financial Data

    (Dollars in Thousands, Except Per Share Amounts)

                             1994        1993       1992       1991       1990
    Electric operating
    revenue              $  904,883 $  893,577 $  877,695  $  866,539$  780,821

    Net income (loss)       (23,265)    61,302     63,583      59,134    48,795

    Long-term
    obligations             638,841    581,844    499,029     518,625   495,716
    Redeemable preferred
    stock                    80,000     80,000     40,750      43,500    44,875

    Total assets          2,046,007  2,004,862  1,690,005   1,574,501 1,456,072

    Earnings (loss) per
    common share             $(1.04)    $ 1.65      $1.85       $1.82     $1.68
    Dividends declared
    per common share         $0.90      $1.395      $1.56       $1.56     $1.56


          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The information required to be furnished in response to this
          Item is submitted as pages 1 to 16 of Exhibit 13-1 hereto (the Company's Annual Report to Shareholders for the year ended December 31, 1994), which pages are hereby incorporated herein by reference.

          Item 8.  FINANCIAL STATEMENTS AND
                   SUPPLEMENTARY DATA.

              The information required to be furnished in response to this
          Item is submitted as pages 17 through 48 of Exhibit 13-1 hereto (the Company's Annual Report to Shareholders for the year ended December 31, 1994), which pages are hereby incorporated herein by reference. For ease of reference, the following is a listing of financial information incorporated by reference to Exhibit 13-1 hereto, which shows the page number or numbers of said Exhibit on which such information is presented.

              Financial Information                 Page(s) of Exhibit 13-1

          Management report on responsibility
            for financial reporting                            48

          Consolidated statement of earnings for
            the three years ended December 31,
            1994, 1993 and 1992                                17

          Consolidated balance sheet as of
            December 31, 1994 and 1993                      18-19

          Consolidated statement of cash flows for
            the three years ended December 31, 1994,
            1993 and 1992                                      20

          Consolidated statement of capitalization
            and interim financing as of
            December 31, 1994 and 1993                         21

          Consolidated statement of changes
            in common stock investment for the
            three years ended December 31, 1994,
            1993 and 1992                                      22

          Notes to consolidated financial statements        23-47

          Supplementary quarterly financial
            data (unaudited)                                   46



          Item 9.   CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE.

          Not applicable.

                                       PART III

          Item 10.   DIRECTORS AND EXECUTIVE OFFICERS
                     OF THE REGISTRANT.

              See the information under the heading "Election of Directors" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 24, 1995, and Item 4.1, Executive Officers of the Registrant, above, both of which are hereby incorporated herein by reference.

          Item 11.   EXECUTIVE COMPENSATION.

              See the information under the heading "Board Committees, Meetings and Compensation" and the heading "Executive
          Compensation" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 24, 1995, which is hereby incorporated herein by reference.

          Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT.

              See the information under the heading "Security Ownership" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 24, 1995, which is hereby incorporated herein by reference.

          Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              See the information under the heading, "Board Committees, Meetings and Compensation" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 24, 1995, which is hereby incorporated herein by reference.

                                       PART IV

          Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K.

             (a) Listing of Exhibits. The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

             (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of 1994 and thereafter to date:

          Date of Report                     Items Reported

          October 14, 1994                      Item 5

          On October 14, 1994, the Company filed with the Maine Public Utilities Commission for its approval a stipulation approved by most of the parties to an ongoing proceeding on an Alternative Rate Plan.

          Date of Report                     Items Reported

          October 17, 1994                      Item 5

          On September 28, 1994, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one common share of common stock, payable to shareholders of record as of the close of business on October 17, 1994.

          Date of Report                     Items Reported

          November 22, 1994                     Item 5

          On November 22, 1994, the Company filed with the PUC revised rate schedules for two rate classes of large customers reflecting five-year rate-discount agreements, subject to approval of the ARP by the PUC and other contingencies, then being negotiated by the Company with a number of its large customers.

          Date of Report                     Items Reported

          December 20, 1994                     Item 5

          On December 20, 1994, the PUC voted unanimously to adopt the five-year ARP filed by the Company on October 14, 1994.

          Date of Report                     Items Reported

          January 27, 1995                      Item 5

          On January 27, 1995, the Company announced its financial results for 1994. As a result of the charges to earnings required by the ARP, the Company reported a loss of $33.8 million ($1.04 per share) for the year.

          Date of Report                     Items Reported

          March 23, 1995                        Item 5

          The Company reported that during the refueling-and-maintenance shutdown that commenced in early February of 1995, Maine Yankee had detected increased degradation of the Maine Yankee Plant's steam generator tubes well above its expectations and was assessing the extent of degradation and evaluating courses of action to address the matter.

                                      SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Augusta, and State of Maine on the 30th day of March, 1995.

                               CENTRAL MAINE POWER COMPANY



                               By /s/
                                            David E. Marsh
                                    Vice President, Corporate Services
                                        and Chief Financial Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


             Signature                 Title                     Date

          /s/                        President and          March 30, 1995
            David T. Flanagan        Chief Executive
            (Principal Executive     Officer; Director
             Officer)

          /s/                        Vice President,        March 30, 1995
            David E. Marsh           Corporate Services,
            (Principal Financial     and Chief Financial
             Officer)                Officer

          /s/                        Comptroller            March 30, 1995
            Robert S. Howe
            (Principal Accounting
             Officer)

          /s/                        Chairman of the        March 30, 1995
            Carlton D. Reed, Jr.     Board of Directors

          /s/                        Director               March 30, 1995
            Charles H. Abbott

                                     Director               March   , 1995
            Charleen M. Chase

          /s/                        Director               March 30, 1995
            E. James Dufour

          /s/                        Director               March 30, 1995
            Robert H. Gardiner

          /s/                        Director               March 30, 1995
            David M. Jagger

          /s/                        Director               March 30, 1995
            Charles E. Monty

          /s/                        Director               March 30, 1995
            Robert H. Reny

          /s/                        Director               March 30, 1995
            Kathryn M. Weare

              The following report and consent and financial schedules of Central Maine Power Company are filed herewith and included in response to Item 14(a).

                                                               Page

              Reports of independent public
                accountants                                    F-2, F-3

              Consents of independent public
                accountants                                    F-4, F-5

              Schedule VIII - Valuation and Qualifying
                Accounts                                       F-6 to F-8

              Any and all other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

                          REPORT OF INDEPENDENT ACCOUNTANTS

          To the Directors and Stockholders
          Central Maine Power Company

          We have audited the consolidated financial statements and the financial statement schedule of Central Maine Power Company and subsidiary listed in Item 8 and Item 14(a) of this Form 10-K as of and for the year ended December 31, 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Maine Power Company and subsidiary as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

          Coopers & Lybrand L.L.P.

          Portland, Maine
          January 26, 1995, except
          for Note 9 for which the
          date is March 23, 1995
                                         F-2

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Shareholders and Board of Directors of Central Maine Power Company:

          We have audited the accompanying consolidated balance sheet and the consolidated statement of capitalization and interim financing of Central Maine Power Company (a Maine corporation) and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, changes in common stockholders' investment and cash flows for each of the two years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Maine Power Company and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed on the accompanying index of schedules included in response to Item 14(a) of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The schedules for 1993 and 1992 have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

          As discussed in Notes 2 and 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and other postretirement benefits.



                                             ARTHUR ANDERSEN LLP

          Boston, Massachusetts
          February 4, 1994
                                         F-3

                          CONSENT OF INDEPENDENT ACCOUNTANTS


          We consent to the incorporation by reference in the registration statements of Central Maine Power Company on Forms S-3 (File Nos. 33-36679, 33-39826, 33-44754, 33-51611 and 33-56939) of our
          report dated January 26, 1995, except for Note 9, for which the date is March 23, 1995, on our audit of the consolidated financial statements and financial statement schedule of Central Maine Power Company and subsidiary as of December 31, 1994 and for the year then ended which report is included in this annual report on Form 10-K.

                                     Coopers & Lybrand L.L.P.

          Portland, Maine
          March 30, 1995

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



          As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-36679, File No. 33-39826, File No. 33-44754, File No. 33-56939 and File No. 33-51611.



          Arthur Andersen LLP


          Boston, Massachusetts
          March 30, 1995

                                                Central Maine Power Company
                                                      Form 10-K - 1994
                                                        Schedule VIII
                                                         Page 1 of 3

                             Central Maine Power Company

                          VALUATION AND QUALIFYING ACCOUNTS
                         For the Year Ended December 31, 1994
                                (Dollars in Thousands)

                                            Additions
                             Balance    Charged   Charged to             Balance
                                 at     to costs   other                 at end
                              beginning    and    accounts-Deductions-      of
           Description        of period expenses  describe   describe    period

   Reserves deducted from
   assets to which they apply:

     Uncollectible accounts  $ 2,704    $4,924     $         $4,327(A)  $ 3,301

   Reserves not applied
   against assets:

     Casualty and insurance  $ 1,075    $2,492     $  548(B)  $2,840(C) $ 1,275
     Workers' compensation     6,400                                      6,400
     Hazardous material
      clean-up                 6,828                5,730(D)   2,558(E)  10,000
     Postemployment benefits             1,045                            1,045
     Compensation                181     1,283      1,108(D)     228(B)   2,344
     Interest on IRS issues              1,000                            1,000
        Total                $14,484    $5,820     $7,386     $5,626    $22,064

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



                                                Central Maine Power Company
                                                      Form 10-K - 1994
                                                        Schedule VIII
                                                         Page 2 of 3

                             Central Maine Power Company

                          VALUATION AND QUALIFYING ACCOUNTS
                         For the Year Ended December 31, 1993
                                (Dollars in Thousands)

                                  Additions
                             Balance    Charged  Charged to             Balance
                                 at     to costs   other                 at end
                              beginning    and    accounts-  Deductions-    of
           Description        of period expenses   describe    describe  period

   Reserves deducted from
   assets to which they apply:

     Uncollectible accounts  $ 2,250    $5,548     $         $ 5,094(A) $ 2,704

   Reserves not applied
   against assets:

     Casualty and insurance  $ 1,077    $1,123     $  272(B) $ 1,397(C) $ 1,075
     Workers'compensation      6,400                                      6,400
     Hazardous material
      clean-up                 2,981                5,019(D)   1,172(E)   6,828
     Millstone III sales tax     423                             423(F)
     Obsolete inventory          250                             250(G)
     Revenue adjustment of
      tax flowback             9,990                           9,990(H)
     Compensation                499       483         46(D)     847(B)     181
        Total                $21,620    $1,606     $5,337    $14,079    $14,484

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



                                                  Central Maine Power Company
                                                        Form 10-K - 1994
                                                          Schedule VIII
                                                            Page 3 of 3

                             Central Maine Power Company

                          VALUATION AND QUALIFYING ACCOUNTS
                         For the Year Ended December 31, 1992
                                (Dollars in Thousands)

                                  Additions
                             Balance    Charged  Charged to              Balance
                                 at     to costs   other                 at end
                              beginning    and    accounts-  Deductions-    of
           Description        of period expenses  describe     describe  period

   Reserves deducted from assets to
   which they apply:

     Uncollectible accounts     $ 2,336   $ 5,576    $        $5,662(A) $ 2,250

   Reserves not applied against
   assets:

     Casualty and insurance     $ 1,075   $ 1,524    $393(B)  $1,915(C) $ 1,077
     Workers' compensation        6,400                                   6,400
     Hazardous material
      clean-up                    4,500                        1,519(D)   2,981
     Millstone III sales tax        487        46                110(E)     423
     Rate refund                  4,500                        4,500(F)
     Obsolete inventory                       250                           250
     Revenue adjustment of
      tax flowback                          9,990                         9,990
     Compensation                   332       230      29(D)      92(B)     499
        Total                   $17,294   $12,040    $422     $8,136    $21,620

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

                                         F-8

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-K

                              ANNUAL REPORT PURSUANT TO

                                SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                                 FOR THE FISCAL YEAR

                               ENDED DECEMBER 31, 1994


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

                                                                         Prior
     Exhibit              Description of                                 Exhibit
       No.                    Document                   SEC Docket        No.

     EXHIBIT 2:  PLAN OF ACQUISITION,
                 REORGANIZATION, ARRANGEMENT,
                 LIQUIDATION OR SUCCESSION

                 Not Applicable.

     EXHIBIT 3:  ARTICLES OF INCORPORATION AND BY-
                 LAWS
                 Incorporated herein by reference:

        3-1      Articles of Incorporation, as       Annual Report on       3.1
                 amended.                            Form 10-K for year
                                                     ended December 31,
                                                     1992

        3-2      Bylaws, as amended.                 Annual Report on       3.2
                                                     Form 10-K for the
                                                     year ended
                                                     December 31, 1990

     EXHIBIT 4:  INSTRUMENTS DEFINING THE RIGHTS OF
                 SECURITY HOLDERS

                 Incorporated herein by reference:
        4-1      General and Refunding Mortgage      2-58251                2.18
                 between the Company and The First
                 National Bank of Boston, as
                 Trustee, dated as of April 15,
                 1976, relating to the Series A
                 Bonds.

        4-2      First Supplemental Indenture dated  2-60786                2.19
                 as of March 15, 1977 to the
                 General and Refunding Mortgage.

        4-3      Supplemental Indenture to the       Annual Report on        A
                 General and Refunding Mortgage      Form 10-K for the
                 Indenture dated as of October 1,    year ended
                 1978 relating to the Series B       December 31, 1978
                 Bonds.

        4-4      Supplemental Indenture to the       Quarterly Report on     A
                 General and Refunding Mortgage      for the quarter
                 Indenture dated as of October 1,    ended September 30,
                 1979, relating to the Series C      1979
                 Bonds.


                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

        4.10     Supplemental Indenture to the       33-9232                4.16
                 General and Refunding Mortgage
                 Indenture dated as of December 1,
                 1986, relating to the Series I
                 Bonds.

        4.14     Indenture, dated as of August 1,    33-29626               4.1
                 1989, between the Company and The
                 Bank of New York, Trustee,
                 relating to the Medium-Term Notes.
        4.15     First Supplemental Indenture,       Current Report on      4.15
                 dated as of August 7, 1989,         Form 8-K dated
                 relating to the Medium-Term Notes,  August 16, 1989
                 Series A, and supplementing the
                 Indenture relating to the Medium-
                 Term Notes.

       4.15.1    Second Supplemental Indenture,      Current Report on      4.1
                 dated as of January 10, 1992,       Form 8-K dated
                 relating to the Medium-Term Notes,  January 28, 1992
                 Series B, and supplementing the
                 Indenture relating to the Medium-
                 Term Notes.

       4.15.2    Third Supplemental Indenture,       Filed herewith
                 dated as of December 15, 1994,
                 relating to the Medium-Term Notes,
                 Series C, and supplementing the
                 Indenture relating to the Medium-
                 Term Notes.

        4.17     Supplemental Indenture to the       Current Report on      4.1
                 General and Refunding Mortgage      Form 8-K dated
                 Indenture, dated as of              September 17, 1991
                 September 15, 1991, relating to
                 the Series N Bonds.

        4.18     Supplemental Indenture to the       Current Report on      1.2
                 General and Refunding Mortgage      Form 8-K dated
                 Indenture, dated as of December 1,  December 10, 1991
                 1991, relating to the Series O
                 Bonds.
        4.19     Supplemental Indenture to the       Annual Report on       4.19
                 General and Refunding Mortgage      Form 10-K for year
                 Indenture, dated as of              ended December 31,
                 December 15, 1992, relating to the  1992
                 Series P Bonds.

        4.20     Supplemental Indenture to the       Current Report on      4.1
                 General and Refunding Mortgage      Form 8-K dated
                 Indenture, dated as of February     March 1, 1993
                 15, 1993, relating to the Series Q
                 Bonds.


                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

        4.21     Supplemental Indenture to the       Current Report on      4.1
                 General and Refunding Mortgage      Form 8-K dated May
                 Indenture, dated as of May 20,      20, 1993
                 1993, relating to the Series R
                 Bonds.

        4.22     Supplemental Indenture to the       Current Report on      4.1
                 General and Refunding Mortgage      Form 8-K dated
                 Indenture, dated as of August 15,   November 30, 1993
                 1993, relating to the Series S
                 Bonds.
        4.23     Supplemental Indenture to the       Current Report on      4.2
                 General and Refunding Mortgage      Form 8-K dated
                 Indenture, dated as of November 1,  November 30, 1993
                 1993, relating to the Series T
                 Bonds.

        4.24     Supplemental Indenture to the       Filed herewith
                 General and Refunding Mortgage
                 Indenture, dated as of April 12,
                 1994, relating to the Series U
                 Bonds.

        4.25     Rights Agreement, dated as of       Current Report on       1
                 September 30, 1994, between the     Form 8-K dated
                 Company and Chemical Bank,          October 17, 1994.
                 relating to Shareholders Rights
                 Plan.

     EXHIBIT 9:  VOTING TRUST AGREEMENT
                 Not applicable.

    EXHIBIT 10:  MATERIAL CONTRACTS
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
                 August 1, 1968 among the Company
                 and the other sponsors of Vermont
                 Yankee Nuclear Power Corporation.




                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

        10-5     Power Contract dated as of          2-32333                4.28
                 February 1, 1968 between the
                 Company and Vermont Yankee Nuclear
                 Power Corporation.

        10-6     Amendment to Exhibit 10.5 dated as  2-46612               13-21
                 of June 1, 1972.
        10-7     Capital Funds Agreement dated as    2-32333                4.29
                 of February 1, 1968 between the
                 Company and Vermont Yankee Nuclear
                 Power Corporation.

        10-8     Amendment to Exhibit 10.7 dated as  70-4611                B-3
                 of March 12, 1968.

        10-9     Stockholder Agreement dated as of   2-32333                4.30
                 May 20, 1968 among the Company and
                 the other stockholders of Maine
                 Yankee Atomic Power Company.

       10-10     Power Contract dated as of May 20,  2-32333                4.31
                 1968 between the Company and Maine
                 Yankee Atomic Power Company.

      10-10.1    Amendment No. 1 to Exhibit 10-10    Annual Report on      10-1.1
                 dated as of March 1, 1984.          Form 10-K for the
                                                     year ended
                                                     December 31, 1985
                                                     of Maine Yankee
                                                     Atomic Power
                                                     company (File No.
                                                     1-6554)
      10-10.2    Amendment No. 2 to Exhibit 10-10    Annual Report on      10-1.2
                 dated as of January 1, 1984.        Form 10-K for the
                                                     year ended
                                                     December 31, 1985
                                                     of Maine Yankee
                                                     Atomic Power
                                                     Company (File No.
                                                     1-6554)

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


                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

      10-10.4    Additional Power Contract between   Annual Report on      10-1.4
                 the Company and Maine Yankee        Form 10-K for the
                 Atomic Power Company dated          year ended
                 February 1, 1984.                   December 31, 1985
                                                     of Maine Yankee
                                                     Atomic Power
                                                     Company (File No.
                                                     1-6554)

       10-11     Capital Funds Agreement dated as    2-32333                4.32
                 of May 20, 1968 between the
                 Company and Maine Yankee Atomic
                 Power Company.
      10-11.1    Amendment No. 1 to Exhibit 10-11    Annual Report on      10-2.1
                 dated as of August 1, 1985.         Form 10-K for the
                                                     year ended
                                                     December 31, 1985
                                                     of Maine Yankee
                                                     Atomic Power
                                                     Company (File No.
                                                     1-6554)

       10-25     Agreement dated as of May 1, 1973   2-48966               13-57
                 for Joint Ownership, Construction
                 and Operation of New Hampshire
                 Nuclear Units among Public Service
                 Company of New Hampshire and
                 certain other utilities, including
                 the Company.

       10-42     Twentieth Amendment to Exhibit 10-  Annual Report on      10-42
                 25 dated as of September 19, 1986.  Form 10-K for the
                                                     year ended
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
                 10-47 dated December 1, 1971.





                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

       10-50     Assignment Agreement dated March    2-51545               5.7.5
                 20, 1972, between Maine Electric
                 Power Company, Inc., and the New
                 Brunswick Electric Power
                 Commission.

       10-51     Capital Funds Agreement dated as    2-24123               4.19.1
                 of September 1, 1964 among
                 Connecticut Yankee Atomic Power
                 Company, the Company and certain
                 other utilities.
       10-52     Power Contract dated as of July 1,  2-24123              4.19.2
                 1964 among Connecticut Yankee
                 Atomic Power Company, the Company
                 and certain other utilities.

       10-53     Stockholder Agreement dated as of   2-24123              4.19.3
                 July 1, 1964 among the
                 stockholders of Connecticut Yankee
                 Atomic Power Company, including
                 the Company.

       10-54     Connecticut Yankee Transmission     2-24123              4.19.4
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
                 as of December 31, 1978.



                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

       10-61     Transmission Agreement dated        2-54449               13-57
                 November 1, 1974 among the Company
                 and certain other utilities,
                 relating to Wyman Unit No. 4.

       10-62     Sharing Agreement--1979             2-50142                2.43
                 Connecticut Nuclear Unit dated
                 September 1, 1973 among the
                 Company and certain other
                 utilities, relating to Millstone
                 Unit No. 3.
       10-63     Amendment to Exhibit 10-62 dated    2-51999                5.16
                 as of August 1, 1974, relating to
                 Millstone Unit
                 No. 3.

       10-64     Agreement dated as of February 25,  2-58251                5.24
                 1977 among the Company, the
                 Connecticut Light and Power
                 Company, the Hartford Electric
                 Light Company and Western
                 Massachusetts Electric Company,
                 relating to Millstone Unit No. 3.

       10-70     Project Agreement dated             Annual Report on      10-69
                 December 5, 1984 among the          Form 10-K for the
                 Company, the Cities of Lewiston     year ended
                 and Auburn, Maine and certain       December 31, 1984
                 other parties, relating to
                 development of hydro-electric
                 plant.

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

      10-75.1    Bond Purchase Agreement dated as    Quarterly Report on    28.3
                 of May 1, 1984.                     Form 10-Q for the
                                                     quarter ended
                                                     June 30, 1984






                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

      10-75.2    Loan Agreement dated as of May 1,   Quarterly Report on    28.4
                 1984.                               Form 10-Q for the
                                                     quarter ended
                                                     June 30, 1984

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

      10-76.2    Loan Agreement dated as of          Annual Report on     10-77.2
                 December 1, 1984.                   Form 10-K for year
                                                     ended December 31,
                                                     1984

      10-77.1    Indenture of Trust dated as of      Annual Report on      10-1.4
                 March 14, 1988 between Maine        Form 10-K for year
                 Yankee Atomic Power Company and     ended December 31,
                 Maine National Bank relating to     1987, of Maine
                 decommissioning trust funds.        Yankee Atomic Power
                                                     Company (1-6554)

     10-77.1(a)  Amended and Restated Indenture of   Annual Report on      10-6.1
                 Trust dated as of January 1, 1993   Form 10-K for year
                 between Maine Yankee Atomic Power   ended December 31,
                 Company and The Bank of New York    1992, of Maine
                 relating to decommissioning trust   Yankee Atomic Power
                 funds.                              Company (1-6554)

      10-77.2    Indenture of Trust dated as of      Annual Report on       10-7
                 October 16, 1985 between the        Form 10-K for year
                 Company and Norstar Bank of Maine   ended December 31,
                 relating to the spent fuel          1985, of Maine
                 disposal funds.                     Yankee Atomic Power
                                                     Company (1-6554)
       10-78     Form of Agreement of Purchase and   Annual Report on       0.79
                 Sale dated February 19, 1986        Form 10-K for the
                 between the Company and Eastern     year ended
                 Utilities Associates, relating to   December 31, 1985
                 the sale of the Company's Seabrook
                 Project interest.

       10-79     Addendum to Agreement of Purchase   Quarterly Report on    2.1
                 and Sale dated June 23, 1986,       Form 10-Q for the
                 among the Company, Eastern          quarter ending
                 Utilities Associates and EUA Power  June 30, 1986
                 Corporation, amending Exhibit 10-
                 78.







                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

       10-80     Agreement, dated as of October 29,  Quarterly Report on    2.1
                 1986, between the Company and EUA   Form 10-Q for the
                 Power Corporation, relating to the  quarter ended
                 sale of the Company's interest in   September 30, 1986
                 the Seabrook Project.

       10-81     Credit Agreement, dated as of       Quarterly Report on    2.2
                 October 15, 1986, among the         Form 10-Q for the
                 Company, various banks and          quarter ended
                 Continental Illinois National Bank  September 30, 1986
                 and Trust Company of Chicago, as
                 agent, establishing the terms of a
                 $40 million unsecured credit
                 facility.
       10-86     Labor Agreement dated as of May 1,  Annual Report on      10.86
                 1989 between the Company            Form 10-K for the
                 (Northern, Western and Southern     year ended
                 Division) and Local 1837 of the     December 31, 1989
                 International Brotherhood of
                 Electrical Workers.

      10-86.1    Agreement dated as of November 25,  Annual Report on     10.86.1
                 1991 extending Labor Contract.      Form 10-K for year
                                                     ended December 31,
                                                     1991

       10-89     1987 Executive Incentive Plan, as   Annual Report on      10.89
                 amended January 20, 1993.*          Form 10-K for year
                                                     ended December 31,
                                                     1992

       10-90     Deferred Compensation Plan for      Annual Report on      10.90
                 Non-Employee Directors, as amended  Form 10-K for year
                 and restated effective February 1,  ended December 31,
                 1992.*                              1992

       10-91     Retirement Plan for Outside         Annual Report on      10.91
                 Directors, as amended and restated  Form 10-K for year
                 effective April 24, 1991.*          ended December 31,
                                                     1992
       10-92     Employment Agreement between the    Annual Report on      10.92
                 Company and Matthew Hunter dated    Form 10-K for year
                 as of October 20, 1993.*            ended December 31,
                                                     1993.

       10-93     Central Maine Power Company Long-   Annual Report on      10.93
                 Term Incentive Plan.*               Form 10-K for year
                                                     ended December 31,
                                                     1993.

       10-94     Central Maine Power Company         Annual Report on      10.94
                 Supplemental Executive Retirement   Form 10-K for year
                 Plan, as amended and restated       ended December 31,
                 effective January 1, 1993.*         1993.




                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

       10-95     Competitive Advance and Revolving   Filed herewith
                 Credit Facility between the
                 Company and Chemical Bank dated as
                 of November 7, 1994.

      10-96.1    Employment Agreement between the    Filed herewith
                 Company and Arthur W. Adelberg
                 dated December 9, 1994.*
      10-96.2    Employment Agreement between the    Filed herewith
                 Company and Richard A. Crabtree
                 dated December 9, 1994.*

      10-96.3    Employment Agreement between the    Filed herewith
                 Company and Gerald C. Poulin dated
                 December 9, 1994.*

      10-96.4    Employment Agreement between the    Filed herewith
                 Company and David E. Marsh dated
                 December 9, 1994.*

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

    EXHIBIT 11:  STATEMENT RE COMPUTATION OF PER
                 SHARE EARNINGS
                 Not Applicable.

    EXHIBIT 12:  STATEMENTS RE COMPUTATION OF
                 RATIOS

                 Not Applicable.

    EXHIBIT 13:  ANNUAL REPORT TO SECURITY HOLDERS,
                 FORM 10-Q OR QUARTERLY REPORT TO
                 SECURITY HOLDERS

        13-1     Management's Discussion and         Filed herewith
                 Analysis of Financial Condition
                 and Results of Operations and
                 Financial Statements from Annual
                 Report of Central Maine Power
                 Company to Shareholders for the
                 year ended December 31, 1994
                 (pages 1-48).

    EXHIBIT 16:  LETTER RE CHANGE IN CERTIFYING      Current Report on      16.1
                 ACCOUNTANT                          Form 8-K/A dated
                                                     January 13, 1994
    EXHIBIT 18:  LETTER RE CHANGE IN ACCOUNTING
                 PRINCIPLES

                 Not Applicable.

    EXHIBIT 21:   SUBSIDIARIES OF THE REGISTRANT




                                                                         Prior
    Exhibit              Description of                                 Exhibit
      No.                    Document                   SEC Docket        No.

                 List of subsidiaries of             Filed herewith
                 registrant.

    EXHIBIT 22:  PUBLISHED REPORT CONCERNING
                 MATTERS SUBMITTED TO VOTE OF
                 SECURITY HOLDERS
                 Not Applicable.

    EXHIBIT 23:  CONSENTS OF EXPERTS AND COUNSEL

        23-1     Consent of Arthur Andersen & Co.    Filed herewith at
                 to the incorporation by reference   page F-5
                 of their reports included or
                 incorporated by reference herein
                 in the Company's Registration
                 Statements (File Number 33-36679,
                 33-39826, 33-44754, 33-51611 and
                 33-56939).

        23-2     Consent of Coopers & Lybrand to     Filed herewith at
                 the incorporation by reference of   page F-4
                 their reports included or
                 incorporated by reference herein
                 in the Company's Registration
                 Statements (File Number 33-36679,
                 33-39826, 33-44754, 33-51611 and
                 33-56939).

    EXHIBIT 24:  POWER OF ATTORNEY

                 Not Applicable.
    EXHIBIT 27:  FINANCIAL DATA SCHEDULE             Filed herewith

    EXHIBIT 28:  INFORMATION FROM REPORTS FURNISHED
                 TO STATE INSURANCE REGULATORY
                 AUTHORITIES

                 Not Applicable.

    EXHIBIT 99:  ADDITIONAL EXHIBITS

                 To be filed under cover of a Form
                 10-K/A amendment of this Form 10-K
                 within 180 days after December 31,
                 1994, pursuant to Rule 15d-21
                 under the Securities Exchange Act
                 of 1934:

    99-1 and -2  Information, financial statements
                 and exhibits required by Form 11-K
                 with respect to certain employee
                 savings plans maintained by the
                 Company.