Form 10-Q
period 1995-03-31
CENTRAL MAINE POWER CO
filed 1995-05-10
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

          (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           March 31, 1995

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                       Shares Outstanding
                    Class                              as of May 10, 1995


          Common Stock, $5 Par Value                        32,442,752





                             Central Maine Power Company

                                        INDEX




                                                                  Page No.

          Part I.  Financial Information

          Consolidated Statement of Earnings for the Three Months
          Ended March 31, 1995 and 1994                               1

          Consolidated Balance Sheet  - March 31, 1995 and
          December 31, 1994:
            Assets                                                    2
            Stockholders' Investment and Liabilities                  3

          Consolidated Statement of Cash Flows for the Three Months
          Ended March 31, 1995 and 1994                               4

          Notes to Consolidated Financial Statements                  5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9


          Part II.  Other Information                                14





                             PART I - FINANCIAL INFORMATION
      Item 1.  Financial Statements
                              Central Maine Power Company
                           CONSOLIDATED STATEMENT OF EARNINGS
                                      (Unaudited)
                    (Dollars in Thousands Except Per Share Amounts)

                                                                 For the Three
                                                                 Months Ended
                                                                   March 31,
                                                                1995       1994

      ELECTRIC OPERATING REVENUES                            $263,312   $241,026
      OPERATING EXPENSES
        Fuel Used for Company Generation                        4,610      5,388
        Purchased Power
           Energy                                             114,358    122,932
           Capacity                                            21,045     15,070
        Other Operation                                        41,469     36,952

        Maintenance                                             6,340      7,050
        Depreciation and Amortization                          14,277     13,881
        Federal and State Income Taxes                         16,642      8,328
        Taxes Other Than Income Taxes                           6,653      6,672
               Total Operating Expenses                       225,394    216,273
      EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                1,443      1,480
      OPERATING INCOME                                         39,361     26,233
      OTHER INCOME (EXPENSE)
        Allowance for Equity Funds Used During Construction       156        221
        Other, Net                                              1,258     (4,357)
        Income Taxes Applicable to Other Income (Expense)        (540)     1,512
               Total Other Income (Expense)                       874     (2,624)

      INCOME BEFORE INTEREST CHARGES                           40,235     23,609
      INTEREST CHARGES
        Long-Term Debt                                         12,819     11,120
        Other Interest                                          1,168      1,207
        Allowance for Borrowed Funds Used During
        Construction                                             (128)      (134)
               Total Interest Charges                          13,859     12,193
      NET INCOME                                               26,376     11,416
      DIVIDENDS ON PREFERRED STOCK                              2,532      2,628
      EARNINGS APPLICABLE TO COMMON STOCK                    $ 23,844   $  8,788

      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING 32,442,752 31,441,356


      EARNINGS PER SHARE OF COMMON STOCK                        $0.73      $0.27

      DIVIDENDS DECLARED PER SHARE OF COMMON STOCK             $0.225     $0.225
     The accompanying notes are an integral part of these financial statements.


                             Central Maine Power Company
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in Thousands)

                                                        March 31,     Dec. 31,
                                                           1995         1994
                                                       (Unaudited)
                                        ASSETS

      ELECTRIC PROPERTY, at Original Cost                $1,582,596  $1,579,632
        Less: Accumulated Depreciation                      529,163     521,645
            Electric Property in Service                  1,053,433   1,057,987
        Construction Work in Progress                        13,337      13,647
        Net Nuclear Fuel                                      1,959       2,181

            Net Electric Property and Nuclear Fuel        1,068,729   1,073,815

      INVESTMENTS IN ASSOCIATED COMPANIES, at Equity         51,487      49,602
            Net Electric Property, Nuclear Fuel and
            Investments in Associated Companies           1,120,216   1,123,417

      CURRENT ASSETS
        Cash and Temporary Cash Investments                  81,149      58,112
        Accounts Receivable, Less Allowance for
        Uncollectible Accounts of $3,341 in 1995 and
        $3,301 in 1994
          Service - Billed                                   89,890      81,289
                  - Unbilled                                 28,459      38,153
          Other Accounts Receivable                          11,118      12,088
        Prepaid Income Taxes                                 11,953      28,068

        Inventories, at Average Cost
          Fuel Oil                                            2,818       4,113
          Materials and Supplies                             13,589      13,026
        Funds on Deposit With Trustee                        27,910      27,820
        Prepayments and Other Current Assets                  7,545       9,337

              Total Current Assets                          274,431     272,006

      DEFERRED CHARGES AND OTHER ASSETS
        Recoverable Costs of Seabrook 1 and Abandoned
        Projects, Net                                        99,859     101,976
        Regulatory Assets-Deferred Taxes                    233,234     233,234
        Yankee Atomic Purchase Power Contract                35,965      38,777
        Other Deferred Charges and Other Assets             270,271     276,597

            Deferred Charges and Other Assets, Net          639,329     650,584

              TOTAL ASSETS                               $2,033,976  $2,046,007
      The accompanying notes are an integral part of these financial statements.


                             Central Maine Power Company
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in Thousands)


                                                        March 31,    Dec. 31,
                                                           1995        1994
                                                       (Unaudited)

                      STOCKHOLDERS' INVESTMENT AND LIABILITIES

      CAPITALIZATION
        Common Stock Investment                        $  508,123   $ 491,323
        Preferred Stock                                    65,571      65,571
        Redeemable Preferred Stock                         75,228      80,000
        Long-Term Obligations                             638,459     638,841

              Total Capitalization                      1,287,381   1,275,735

      CURRENT LIABILITIES AND INTERIM FINANCING
        Interim Financing                                  63,000      63,000
        Sinking Fund Requirements                           2,581       2,580
        Accounts Payable                                   81,224      97,800
        Dividends Payable                                   9,850       9,932
        Accrued Interest                                   11,062      14,102
        Miscellaneous Current Liabilities                  12,314      10,535
              Total Current Liabilities and Interim
              Financing                                   180,031     197,949

      COMMITMENTS AND CONTINGENCIES


      RESERVES AND DEFERRED CREDITS
        Accumulated Deferred Income Taxes                 354,595     348,287
        Unamortized Investment Tax Credits                 33,764      34,167
        Regulatory Liabilities-Deferred Taxes              53,937      53,937
        Yankee Atomic Purchase Power Contract              35,965      38,777
        Other Reserves and Deferred Credits                88,303      97,155
              Total Reserves and Deferred Credits         566,564     572,323

                TOTAL STOCKHOLDERS' INVESTMENT AND
                LIABILITIES                            $2,033,976  $2,046,007




      The accompanying notes are an integral part of these financial statements.


                                 Central Maine Power Company
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                   (Dollars in Thousands)
                                          (Note 1)

                                                                  For the Three
                                                                   Months Ended
                                                                    March 31,
                                                                 1995     1994

           CASH FROM OPERATIONS
             Net Income                                      $ 26,376   $ 11,416
             Items Not Requiring (Not Providing) Cash:
               Depreciation and Amortization                   20,769     17,880

               Deferred Income Taxes and Investment Tax
               Credits, Net                                     5,465      2,454
               Allowance for Equity Funds Used During
               Construction                                       156       (221)
             Changes in Certain Assets and Liabilities:
               Accounts Receivable                              2,063       (621)
               Other Current Assets                             1,702      1,244
               Inventories                                        732      1,598
               Retail Fuel Costs                                          38,732
               Accounts Payable                               (19,959)     3,856
               Accrued Interest                                (3,040)    (4,736)
               Accrued Income Taxes                            16,115      3,393
               Miscellaneous Current Liabilities                1,779       (716)
             Deferred Energy Management Costs                    (981)    (1,200)
             Maine Yankee Outage Accrual                       (7,666)    (2,207)
             Purchase Power Contracts                          (4,550)
             Other, Net                                         2,755      4,754
                   Net Cash Provided By Operating Activities   41,716     75,626
           INVESTING ACTIVITIES
               Construction Expenditures                       (7,276)    (6,883)
               Changes in Accounts Payable - Investing
               Activities                                       3,383     (3,036)
                   Net Cash Used by Investing Activities       (3,893)    (9,919)
           FINANCING ACTIVITIES
             Issuances:

               Common Stock                                                  927
               Medium Term Notes                                           4,000
             Redemptions:
               Short-Term Obligations, Net                               (15,000)
               Preferred Stock                                 (4,772)
             Dividends:
               Common Stock                                    (7,304)    (7,305)
               Preferred Stock                                 (2,710)    (2,178)
                   Net Cash Used by Financing Activities      (14,786)   (19,556)
                   Net Increase In Cash                        23,037     46,151
           CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      58,112      1,956
           CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 81,149   $ 48,107

          The accompanying notes are an integral part of these financial statements.


                             Central Maine Power Company

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. Summary of Significant Accounting Policies

          Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, should be read with the Annual Report on Form 10-K for the year ended December 31, 1994 (Form 10-K), and are adequate to make the information presented herein not misleading.

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

          The adoption of the Alternative Rate Plan (ARP), effective January 1, 1995 eliminated the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. Fuel revenues are now recorded as they are billed rather than deferred and reflected in revenues over time periods established by the Maine Public Utilities Commission (MPUC). These effects complicate quarter-to-quarter comparisons, but seasonality issues will not affect calendar year comparisons.

          For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

          Supplemental Cash Flow Disclosure - Cash paid for the three months ended March 31, 1995 and 1994 for interest, net of amounts capitalized, amounted to $16.0 million and $15.8 million, respectively. Income taxes refunded amounted to $4.4 million for the three months ended March 31, 1995. The Company incurred no new capital lease obligations in either period. For the three months ended March 31, 1994, income taxes paid totaled $1.0 million.

          2.  Commitments and Contingencies

          Maine Yankee Atomic Power Company Steam Generator Tubes - The Company, through its equity investment totaling approximately $25.4 million at March 31, 1995, owns a 38-percent stock interest in Maine Yankee Atomic Power Company (Maine Yankee), which owns and operates a 860-megawatt nuclear generating plant in Wiscasset, Maine (the Maine Yankee Plant or the Plant), and is entitled under a cost-based power contract to an approximately equal percentage of the Plant's output. The Maine Yankee plant, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. During the refueling-and-maintenance shutdown that commenced in early February of 1995, Maine Yankee detected through new inspection methods increased degradation of the steam generator tubes at the plant well above its expectations, and has been assessing the extent of degradation and evaluating available courses of action to address the matter. The substantial increase in the number of degraded tubes will adversely affect the operation of the Maine Yankee plant and result in substantial additional costs to Maine Yankee, with the Company being responsible for its pro-rata share of non-capital costs. In addition, the Company will also incur substantial replacement power costs, the amount depending on the duration of the outage and the prices paid for the replacement power.

          With the termination of the reconcilable fuel-and-purchased-power adjustment under the ARP, costs of replacement power during a Maine Yankee outage will in general be treated like other Company expenses, i.e., limited by the ARP's price-index mechanism, and will not be deferred and collected through a specific fuel-rate adjustment, as under pre-1995 ratemaking. Under the ARP no additional price increase beyond the currently pending increase associated with the price index will take effect in 1995 as a result of the Maine Yankee outage. Although the ARP contains provisions that could result in rate adjustments based on low earnings or the incurring of extraordinary costs by the Company, neither provision will affect prices in 1995. The result is that costs associated with replacement power during an extended Maine Yankee outage will have an adverse impact on Central Maine's financial results for 1995.

          After careful assessment of the extent of the tube degradation, Maine Yankee has concluded that close to 60 percent of the Plant's 10,000 steam-generator tubes could be cracked to some degree. That conclusion has eliminated the possibility of mitigating the degradation by plugging additional tubes and has rendered most likely the option of repairing the degraded tubes by welding short reinforcing sleeves in all the steam-generator tubes, which Maine Yankee is still investigating. Similar repairs have been undertaken at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project.

          On April 14, 1995, the Nuclear Regulatory Commission (NRC) issued a license approving such a sleeving process for the Maine Yankee Plant. The NRC is considering Maine Yankee's application to license a second sleeving process for the plant. While this alternative sleeving process application is pending, Maine Yankee is performing preparatory work that will support whichever process is selected.

          The Company estimates that its share of the costs of such repairs could range from $10 to $15 million. In addition, the Company expects to incur additional fuel costs over and above what it would have incurred if the Maine Yankee Plant had continued to operate in the range of approximately $3.5 million to $4.5 million per month while the outage persists. Maine Yankee has informed the Company that such a sleeving project could be completed in time for the Plant to return to service by the end of 1995.

          The Company cannot predict how long the Plant will be out of service. The impacts of unbudgeted repairs and replacement power needs are still being assessed and, therefore, have not been reflected in first quarter results. However, such costs will have a material adverse impact on the Company's financial results for 1995.

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

          Initial tests on the site have been completed and more complex technological studies are still in progress. The Company believes that its share of the remaining costs of the cleanup will total between $11 million and $15 million, depending on the level of cleanup ultimately required and other variable factors. Such estimate is net of an agreed partial insurance recovery and includes the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but excludes contributions from the other insurance carriers the Company has sued, or any other third parties. As a result, the Company has recorded an estimated liability of $11 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid.

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

          3.  Regulatory Matters

          Alternative Rate Plan - In December 1994, the MPUC approved a stipulation signed by most of the parties to the Company's ARP proceeding. Please refer to Note 3 to Consolidated Financial Statements included in the Company's Form 10-K for a detailed description of the ARP. This follow-up proceeding to the Company's 1993 base-rate case was ordered by the MPUC in an effort to develop a five-year plan containing price-cap, profit-sharing, and pricing-flexibility components. Although the ARP is a major reform, the MPUC will continue to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return.

          The Company believes, as stated in the MPUC's order approving the ARP, that operation under the ARP continues to meet the criteria of SFAS No. 71. In its order, the MPUC reaffirmed the applicability of previous accounting orders allowing the Company to reflect amounts as deferred charges and regulatory assets. As a result, the Company will continue to apply the provisions of

          SFAS No. 71 to its accounting transactions and in its future financial statements.

          The ARP contains a mechanism that provides price-caps on the Company's retail rates to increase annually on July 1, commencing July 1, 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of the Company's retail rates, including the Company's fuel-and-purchased power cost, which previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.

          The ARP also provides for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, penalties for failure to attain customer-service and energy-efficiency targets, and specific recovery of half the costs of the transition to the accounting method required by Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), the remaining 50 percent to be recovered through the annual price-cap change. The ARP also generally defines mandated costs that would be recoverable by the Company notwithstanding the index-based price cap. To receive such treatment, a mandated cost's revenue requirement must exceed $3 million and have a disproportionate effect on the Company or the electric power industry.

          The ARP also contains provisions to protect the Company and ratepayers against unforeseen adverse results from its operation. These include review by the MPUC if the Company's actual return on equity falls outside the designated range two years in a row, a mid-period review of the ARP by the MPUC in 1997 (including possible modification or termination), and a "final" review by the MPUC in 1999 to determine whether or with what changes the ARP should continue in effect after 1999.

          In March 1995, the Company filed its first annual request for an increase of 2.43% in rate and rate-element caps under the ARP. The components of the increase included the inflation index of 2.92%, reduced by a productivity offset of 0.5% and increased by 0.01% for flowthrough items and mandated costs. The Company believes its filing is in compliance with the requirements of the ARP. After review of the compliance filing by the MPUC the indexed price increase is scheduled to take effect July 1, 1995.

          Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          Operating Results

          Net Income was $26.4 million for the first quarter of 1995 compared to $11.4 million for the corresponding period in 1994. Earnings applicable to Common Stock were $23.8 million or $0.73 per share for the first three months of 1995 compared to $8.8 million or $0.27 per share for the comparable period in 1994.

          Operating revenues in the first quarter of 1995 totaled $263 million, up 9.2 percent from $241 million in the first quarter of 1994. Revenues were affected by lower kilowatt-hour sales, a 1994 price increase for most customers, price discounts for competitively targeted customer classes and the elimination under the Alternative Rate Plan (ARP) that took effect January 1, 1995, of reconciliation treatment for fuel and purchased-power expenses.

          The adoption of the ARP effective January 1, 1995 had a significant impact on the results of operations for the first quarter of 1995 when compared to 1994. The ARP price-cap method of ratemaking effectively eliminates the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. One impact of this change is that seasonality in prices and certain accounting treatments for fuel revenues can produce more volatility in quarterly results than occurred under the prior ratemaking treatment. These effects complicate quarter-to-quarter comparisons, but seasonality issues will not affect calendar year comparisons.

          Under that discontinued mechanism, fluctuations in fuel costs required the Company to record unbilled fuel revenue for any fuel costs incurred in excess of the amounts actually collected in each respective period. If fuel collections exceeded fuel costs a charge to revenue was made during that period. The effect of the fuel cost adjustment mechanism was to ensure that all fuel costs incurred were ultimately collected from customers at some time in the future. This fuel mechanism also resulted in the allocation of a greater portion of the customers' rates to fuel revenues in the winter months and traditionally resulted in a charge to revenues in the winter months as fuel revenues collected normally exceed fuel costs. With the elimination of the reconcilable fuel mechanism under the ARP, fuel revenues are now recorded as they are billed. Therefore, the traditional charge to revenues for fuel overcollections in the winter months no longer occurs, resulting in the increase in first quarter 1995 revenues.

          Service-area sales of electricity totaled approximately 2.36 billion kilowatt-hours for the three-month period ended March 31, 1995, a decrease of 4.8 percent compared to the first three months of 1994.

                     Service Area Kilowatt-hour Sales (Millions of KWHs)
                                 Three Months Ended March 31,

                                                1995      1994  % Change
          Residential                          816.8     878.3    (7.0)%
          Commercial                           643.8     646.8    (0.5)
          Industrial                           867.8     916.3    (5.3)
          Other                                 35.4      42.4   (16.3)
                                             2,363.8   2,483.8    (4.8)%

          The changes in service area kilowatt-hour sales reflect the following:

               Kilowatt-hour sales to residential customers decreased significantly in the first quarter compared to 1994; usage per customer was down 7.9 percent, and declines in the space and water heating subclass usage contributed to this decrease.

               Commercial sales decreased slightly from 1994 reflecting decreases or flat sales in most sectors.

               Industrial kilowatt-hour sales decreased from 1994 due primarily to decreased sales to the pulp and paper industry of 10.5%. This sector accounts for approximately 60% of the industrial sales category. The primary factor in the decline in sales to this industry was the loss of 66 million kilowatt-hours of sales formerly made to a customer who began taking service from another utility in late 1994. Please refer to Note 4 to Consolidated Financial Statements in the Company's Form 10-K for a detailed discussion of this matter. A sales increase of 5.1% occurred to all other industrial customers as a group.

          The components of the change in electric operating revenues for the three-months ended March 31, 1995, as compared to the same period in 1994, are as follows:

                                (Dollars in Thousands)

          Revenues from Kilowatt-hour Sales:
             Total Service-Area Base Revenue                     $   (900)
             Fuel Cost Recoveries                                  22,130
             Non-Territorial Base Revenues                            265
            Revenues from Kilowatt-hour Sales                      21,495

          Other Operating Revenues, including
            Maine Electric Power Company, Inc.                        791

               Total Change in Electric Operating Revenues        $22,286

          Total service-area base revenues decreased for the first quarter of 1995 reflecting lower kilowatt-hour sales, a December 1994 annual price decrease totaling $5.6 million, and the discounted rates given competitively positioned customers effective with the ARP. For a complete discussion of discounted rates please refer to Note 4 to consolidated Financial Statements in the Company's Form 10-K.

          Fuel revenue increases reflect the elimination under the ARP of the reconcilable fuel clause, discussed above. Seasonal fluctuations in fuel revenues will continue throughout the remainder of 1995.

          MEPCO's electric sales and transmission revenues from New England utilities other than the Company (included in other operating revenues in the preceding table) amounted to $1.7 million and $1.8 million in the first quarters of 1995 and 1994, respectively. Under a Participation Agreement that terminates in 1996, all of MEPCO's costs, including a return on invested capital, are paid by the participating utilities (Participants), which include the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases by Participants.

          Purchased power-other expense increased over the first quarter of 1994, principally because the 1994 amount included a one-time $4.1 million credit representing reversal of a previously created reserve related to the Company's "capacity deficiency fund." A January 1994 MPUC-approved stipulation favorably resolved all issues related to that fund.

          Although the Company continues its cost-control programs, other operation and maintenance expenses increased by $3.8 million compared to the first quarter of 1994 primarily reflecting increased monthly payments for and amortization of purchased-power contract buy-outs.

          Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased as a result of higher pre-tax earnings in the first quarter of 1995, when compared to 1994.

          Interest on long-term debt during the first quarter of 1995 increased by approximately $1.7 million while other interest expense remained flat compared to 1994. The increase reflects higher levels of outstanding long-term debt when compared to the first quarter of 1994. The increased debt results from the issuance of additional mortgage bonds during 1994 and the Finance Authority of Maine note issued to finance the buy-out of a large non-utility generator contract in 1994.

          Please refer to Note 3 to Consolidated Financial Statements, Commitments and Contingencies - Maine Yankee Atomic Power Company Steam Generator Tubes," above for a detailed discussion of the recent issues surrounding Maine Yankee.

          On May 4, 1995, the Company announced a Special Retirement Offer
          (SRO) to all employees aged 50 or more who have at least five years of continuous service. The maximum allowable reduction in employees through the SRO is 200, approximately ten percent of the Company's existing workforce. The goal of the SRO is to help the Company achieve financial savings and make the organizational changes it needs to be an effective competitor in the energy marketplace. The eligible employees have until June 30, 1995 to decide on the SRO and must retire by July 1, 1995. The Company has determined that a significant workforce reduction must be made in the future and if the SRO does not meet its goal of employee reductions, that goal will be met by involuntary workforce reductions. The financial impacts of the SRO are currently being assessed and once the actual number and mix of employees accepting the offer is known the Company will reflect the cost of the SRO at that time. Labor savings will be reflected over time as those savings are generated.

          Liquidity and Capital Resources

          Approximately $52.8 million of cash was provided during the first quarter of 1995 from net income before non-cash items, primarily depreciation and amortization. During such period, approximately $11.1 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities.

          During the first quarter of 1995, the Company reduced the level of preferred stock outstanding by $4.8 million. Dividends paid on common stock were $7.3 million, while preferred-stock dividends utilized $2.7 million of cash.

          Investing activities, primarily construction expenditures, utilized $3.9 million in cash during the first quarter of 1995 for generating projects, transmission, distribution, and general construction expenditures.

          In order to accommodate existing and future loads on its electric system the Company is engaged in a continuing construction program. The Company's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures will depend upon the availability of capital and other resources, load forecasts, customer growth and general business conditions. The ultimate nature, timing and amount of financing for the Company's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

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

          Several credit-rating actions relating to the Company's securities took place in early 1995, when the Company's actions taken during 1994 with respect to cost control, NUG cost reductions, the regulatory reform under the ARP, and the competitive pricing agreements with large customers, were recognized by Moody's, Investors Service (Moody's) which upgraded the Company's ratings on preferred stock and commercial paper, and Duff & Phelps Credit Rating Co. (Duff & Phelps), which upgraded its preferred stock rating. After announcement of the Maine Yankee steam generator tube issues Duff & Phelps placed the Company on "credit watch" for possible downgrade. Moody's and Standard and Poor's Corp. continue to monitor the Maine Yankee situation and its impact on their ratings of the Company's securities.

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

          Item 2. through Item 4.  Not applicable

          Item 5. Other Information.

          Maine Yankee Steam Generator Tubes. For a discussion of issues arising from the discovery of a large number of degraded steam generator tubes at the Maine Yankee plant see Note 2, "Commitments and Contingencies," "Maine Yankee Atomic Power Company Steam Generator Tubes," which is incorporated herein by reference.

          Item 6. Exhibits and Reports on Form 8-K

                 (a)  Exhibits.  None.

                 (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of 1995 and thereafter to date:

          Date of Report                          Items Reported

          January 27, 1995                        Item 5

          On January 10, 1995 the Maine Public Utilities Commission issued its "Detailed Opinion and Subsidiary Findings" formally adopting the Alternative Rate Plan. On January 27, 1995, The Company announced its financial results for 1994.

          March 23, 1995                          Item 5

          The Company reported the detection of increased degradation of the steam generator tubes at the Maine Yankee plant.

          March 29, 1995                          Item 5

          a. The Company reported its estimated share of the costs to repair the Maine Yankee steam generator tubes, through inserting reinforcing sleeves in all of the tubes could range from $10 to $15 million and additional fuel costs over and above what it would have incurred had the Maine Yankee plant continued to operate in the range of $3.5 million to $4.5 million per month.
          b. The Company reported the Federal Energy Regulatory Commission's March 29, 1994 issuance of a Notice of Proposed Rulemaking that it said was intended to "facilitate the development of a competitive market by ensuring that wholesale buyers and sellers can reach each other and to eliminate any competitive and discriminatory practices in transmission services."

          c.   The Company reported first quarter 1995 financial results.

                                      Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTRAL MAINE POWER COMPANY
                                          (Registrant)



          Date:  May 10, 1995     /S/R. S. Howe
                                  R. S. Howe, Comptroller (Chief Accounting
                                  Officer)


                                  /S/D. E. Marsh
                                  David E. Marsh, Vice President, Corporate
                                  Services and Chief Financial Officer
                                  (Principal Financial Officer and duly
                                  authorized officer)