Form 10-K/A
period 1994-12-31
CENTRAL MAINE POWER CO
filed 1995-06-30
CIK 18675

SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C.


                                               FORM 10-K/A


                                    AMENDMENT TO APPLICATION OR REPORT
                                FILED PURSUANT TO SECTION 12, 13 or 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934


                                       CENTRAL MAINE POWER COMPANY
          Exact name of registrant as specified in charter)


          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its

          Annual Report Pursuant to  Section 13 or 15(d) of  the Securities

          Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994, as set forth in the pages attached hereto.

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


                             By
                               R. S. Howe, Comptroller