Form 10-Q
period 1995-06-30
CENTRAL MAINE POWER CO
filed 1995-08-11
CIK 18675

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

          (Mark One)

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           June 30, 1995

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

                                                     Shares Outstanding
                    Class                            as of August 10, 1995


          Common Stock, $5 Par Value                      32,442,752

                             Central Maine Power Company

                                        INDEX




                                                                  Page No.

          Part I.  Financial Information


          Consolidated Statement of Earnings for the Three Months
          Ended June 30, 1995 and 1994                                1

          Consolidated Statement of Earnings for the Six Months
          Ended June 30, 1995 and 1994                                2

          Consolidated Balance Sheet  - June 30, 1995 and
          December 31, 1994:
            Assets                                                    3
            Stockholders' Investment and Liabilities                  4

          Consolidated Statement of Cash Flows for the Six Months
          Ended June 30, 1995 and 1994                                5

          Notes to Consolidated Financial Statements                  6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        11


          Part II.  Other Information                                16


                               PART I - FINANCIAL INFORMATION
          Item 1.  Financial Statements
                                Central Maine Power Company
                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (Unaudited)
                      (Dollars in Thousands Except Per Share Amounts)

                                                         For the Three Months
                                                                  Ended
                                                                 June 30,
                                                            1995        1994


          ELECTRIC OPERATING REVENUES                    $202,584     $212,336
          OPERATING EXPENSES
            Fuel Used for Company Generation                4,944        3,683
            Purchased Power
             Energy                                        92,346       91,778
             Capacity (Note 2)                             34,123       19,875
            Other Operation                                48,008       35,122
            Maintenance                                     8,599        7,775
            Depreciation and Amortization                  14,037       13,916
            Federal and State Income Taxes                 (8,207)       9,131
            Taxes Other Than Income Taxes                   6,716        5,980
                  Total Operating Expenses                200,566      187,260
          EQUITY IN EARNINGS OF ASSOCIATED COMPANIES        2,034        1,533
          OPERATING INCOME                                  4,052       26,609
          OTHER INCOME (EXPENSE)
            Allowance for Equity Funds Used
             During Construction                              154          203
            Other, Net                                      1,688        1,271
            Income Taxes Applicable to Other
             Income (Expense)                                (703)        (377)
                  Total Other Income (Expense)              1,139        1,097
          INCOME BEFORE INTEREST CHARGES                    5,191       27,706
          INTEREST CHARGES
            Long-Term Debt                                 12,798       11,386
            Other Interest                                  1,140        1,137
            Allowance for Borrowed Funds Used
             During construction                             (128)        (124)
                  Total Interest Charges                   13,810       12,399
          NET INCOME (LOSS)                                (8,619)      15,307
          DIVIDENDS ON PREFERRED STOCK                      2,609        2,628
          EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $(11,228)    $ 12,679

          WEIGHTED AVERAGE NUMBER OF COMMON SHARES
           OUTSTANDING                                 32,442,752   32,442,752

          EARNINGS (LOSS) PER SHARE OF COMMON STOCK        $(0.34)       $0.39

          DIVIDENDS DECLARED PER SHARE OF COMMON STOCK     $0.225       $0.225

          The accompanying notes are an integral part of these financial statements.


                                Central Maine Power Company
                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (Unaudited)
                      (Dollars in Thousands Except Per Share Amounts)



                                                   For the Six Months Ended
                                                             June 30,
                                                         1995        1994
          ELECTRIC OPERATING REVENUES                 $465,896   $453,362
          OPERATING EXPENSES
            Fuel Used for Company Generation             9,554      9,071
            Purchased Power
             Energy                                    206,704    214,710
             Capacity (Note 2)                          55,168     34,945
            Other Operation                             89,477     72,074
            Maintenance                                 14,939     14,825
            Depreciation and Amortization               28,314     27,797
            Federal and State Income Taxes               8,435     17,459
            Taxes Other Than Income Taxes               13,369     12,652
                  Total Operating Expenses             425,960    403,533
          EQUITY IN EARNINGS OF ASSOCIATED COMPANIES     3,477      3,013
          OPERATING INCOME                              43,413     52,842
          OTHER INCOME (EXPENSE)
            Allowance for Equity Funds Used
             During Construction                           310        424
            Other, Net                                   2,946     (3,086)
            Income Taxes Applicable to Other
             Income (Expense)                           (1,243)     1,135
                  Total Other Income (Expense)           2,013     (1,527)
          INCOME BEFORE INTEREST CHARGES                45,426     51,315
          INTEREST CHARGES
            Long-Term Debt                              25,617     22,506
            Other Interest                               2,308      2,344
            Allowance for Borrowed Funds Used
             During construction                          (256)      (258)
                  Total Interest Charges                27,669     24,592
          NET INCOME                                    17,757     26,723
          DIVIDENDS ON PREFERRED STOCK                   5,141      5,256
          EARNINGS APPLICABLE TO COMMON STOCK         $ 12,616   $ 21,467
          WEIGHTED AVERAGE NUMBER OF SHARES OF
           COMMON STOCK OUTSTANDING                 32,442,752 32,442,058
          EARNINGS PER SHARE OF COMMON STOCK             $0.39      $0.66
          DIVIDENDS DECLARED PER SHARE OF
           COMMON STOCK                                  $0.45      $0.45

          The accompanying notes are in integral part of these financial statements.


                                Central Maine Power Company
                                CONSOLIDATED BALANCE SHEET
                                  (Dollars in Thousands)

                                                         June 30,   Dec. 31,
                                                           1995       1994
                                                        (Unaudited)
                                          ASSETS
          ELECTRIC PROPERTY, at Original Cost           $1,589,222  $1,579,632
            Less:  Accumulated Depreciation                539,953     521,645
                  Electric Property in Service           1,049,269   1,057,987
            Construction Work in Progress                   15,277      13,647
            Net Nuclear Fuel                                 1,925       2,181
                  Net Electric Property and Nuclear Fuel 1,066,471   1,073,815

          INVESTMENTS IN ASSOCIATED COMPANIES, at Equity    52,492      49,602
                  Net Electric Property, Nuclear Fuel
                  and Investments in Associated
                  Companies                              1,118,963   1,123,417

          CURRENT ASSETS
            Cash and Temporary Cash Investments             77,368      58,112
            Accounts Receivable, Less Allowance for
             Uncollectible Accounts of $3,353 in 1995
             and $3,301 in 1994
             Service  -  Billed                             68,684      81,289
                      -  Unbilled                           30,877      38,153
             Other Accounts Receivable                       8,855      12,088
            Prepaid Income Taxes                            29,490      28,068
            Inventories, at Average Cost
             Fuel Oil                                        3,349       4,113
             Materials and Supplies                         14,386      13,026
            Funds on Deposit With Trustee                   27,910      27,820
            Prepayments and Other Current Assets             5,383       9,337

                  Total Current Assets                     266,302     272,006

          DEFERRED CHARGES AND OTHER ASSETS
            Recoverable Costs of Seabrook 1 and Abandoned
             Projects, Net                                  98,028     101,976
            Regulatory Assets-Deferred Taxes               234,013     233,234
            Yankee Atomic Purchase Power Contract           35,051      38,777
            Other Deferred Charges and Other Assets        263,755     276,597
                  Deferred Charges and Other Assets, Net   630,847     650,584

                  TOTAL ASSETS                          $2,016,112  $2,046,007

          The accompanying notes are an integral part of these financial statements.


                                Central Maine Power Company
                                CONSOLIDATED BALANCE SHEET
                                  (Dollars in Thousands)

                                                          June 30,   Dec. 31,
                                                            1995       1994
                                                        (Unaudited)

                         STOCKHOLDERS' INVESTMENT AND LIABILITIES

          CAPITALIZATION
            Common Stock Investment                     $  489,745  $  491,323
            Preferred Stock                                 65,571      65,571
            Redeemable Preferred Stock                      74,528      80,000
            Long-Term Obligations                          658,076     638,841
                  Total Capitalization                   1,287,920   1,275,735

          CURRENT LIABILITIES AND INTERIM FINANCING
            Interim Financing                               28,000      63,000
            Sinking Fund Requirements                        2,582       2,580
            Accounts Payable                                79,696      97,800
            Dividends Payable                                9,823       9,932
            Accrued Interest                                12,491      14,102
            Maine Yankee Sleeving Accrual                   12,151        -
            Miscellaneous Current Liabilities               18,675      10,535
                  Total Current Liabilities and
                   Interim Financing                       163,418     197,949

          COMMITMENTS AND CONTINGENCIES

          RESERVES AND DEFERRED CREDITS
            Accumulated Deferred Income Taxes              356,395     348,287
            Unamortized Investment Tax Credits              33,361      34,167
            Regulatory Liabilities-Deferred Taxes           55,001      53,937
            Yankee Atomic Purchase Power Contract           35,051      38,777
            Other Reserves and Deferred Credits             84,966      97,155
                  Total Reserves and Deferred Credits      564,774     572,323

                    TOTAL STOCKHOLDERS' INVESTMENT
                     AND LIABILITIES                    $2,016,112  $2,046,007

          The accompanying notes are an integral part of these financial statements.
                             Central Maine Power Company
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in Thousands)
                                       (Note 1)
                                                          For the Six Months
                                                                 Ended
                                                                June 30,
                                                            1995        1994

   CASH FROM OPERATIONS
     Net Income                                          $ 17,757    $ 26,723
     Items Not Requiring (Not Providing) Cash:
      Depreciation and Amortization                        41,161      35,780
      Deferred Income Taxes and Investment Tax
       Credits, Net                                         6,708       3,843
      Maine Yankee Sleeving Accrual                        12,151        -
      Allowance for Equity Funds Used During
       Construction                                          (310)       (424)
     Changes in Certain Assets and Liabilities:
      Accounts Receivable                                  23,114      23,521
      Other Current Assets                                  3,864       3,313
      Inventories                                            (596)      3,605
      Retail Fuel Costs                                                29,564
      Accounts Payable                                    (15,475)    (12,114)
      Accrued Interest                                     (1,611)        337
      Prepaid Income Taxes                                 (1,422)      8,134
      Miscellaneous Current Liabilities                     8,140         720
     Deferred Energy Management Costs                      (1,865)     (2,747)
     Maine Yankee Outage Accrual                           (8,814)     (4,178)
     Purchase Power Contracts                              (4,550)        (12)
     Other, Net                                             1,435       5,055
           Net Cash Provided by Operating Activities       79,687     121,120

   INVESTING ACTIVITIES
     Construction Expenditures                            (17,468)    (16,221)
     Changes in Accounts Payable-Investing Activities      (2,629)     (3,708)
           Net Cash Used by Investing Activities          (20,097)    (19,929)

   FINANCING ACTIVITIES
     Issuances:
      Common Stock                                           -            927
      Mortgage Bonds                                         -         25,000
      Medium-Term Notes                                    20,000        -
     Redemptions:
      Short-Term Obligations                                 -        (25,500)
      Other Long-Term Obligations                            -        (21,000)
      Preferred Stock                                      (5,472)       -
      Medium-Term Notes                                   (35,000)       -
     Dividends:
      Common Stock                                        (14,611)    (14,611)
      Preferred Stock                                      (5,251)     (4,806)
           Net Cash (Used) Provided by Financing
            Activities                                    (40,334)    (39,990)
           Net Increase (Decrease) in Cash                 19,256      61,201
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          58,112       1,956
   CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 77,368    $ 63,157

   The accompanying notes are an integral part of these financial statements.

                             Central Maine Power Company

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. Summary of Significant Accounting Policies

          Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein should be read with the Annual Report on Form 10-K for the year ended December 31, 1994 (Form 10-K), and are adequate to make the information presented herein not misleading.

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

          The adoption of the Alternative Rate Plan (ARP), effective January 1, 1995, eliminated the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. Fuel revenues are now recorded as they are billed rather than deferred and reflected in revenues over time periods established by the Maine Public Utilities Commission (MPUC). These effects complicate quarter-to-quarter comparisons, but seasonality issues will not affect calendar year comparisons.

          For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

          Supplemental Cash Flow Disclosure - Cash paid for the six months ended June 30, 1995 and 1994 for interest, net of amounts capitalized, amounted to $27.4 million and $22.1 million, respectively. Income taxes paid, net of amounts refunded, amounted to $4.5 million and $4.4 million for the six months ended June 30, 1995 and June 30, 1994, respectively. Income taxes amounting to $4.4 million were refunded in the first quarter of 1995. The Company incurred no new capital lease obligations in either period.

          2.  Commitments and Contingencies

          (a) Maine Yankee Atomic Power Company Steam Generator Tubes -
              The Company, through its equity investment totaling approximately $26.1 million at June 30, 1995, owns a 38-percent stock interest in Maine Yankee Atomic Power Company
              (Maine Yankee), which owns and operates an 860-megawatt nuclear generating plant in Wiscasset, Maine (the Maine
              Yankee Plant or the Plant), and is entitled under a cost-based power contract to an approximately equal percentage of the Plant's output. The Maine Yankee Plant, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. During the refueling-and-maintenance shutdown that commenced in early February 1995, Maine Yankee detected through new inspection methods increased degradation of the steam generator tubes at the Plant well above its expectations, and assessed the extent of degradation and evaluated available courses of action to address the matter.

              The substantial increase in the number of degraded tubes will result in substantial additional costs to Maine Yankee, with the Company being responsible for its pro-rata share. In addition, the Company is also incurring substantial replacement power costs, the amount depending on the duration of the outage and the prices paid for the replacement power.

              With the termination of the reconcilable fuel-and-purchased-power adjustment under the ARP, costs of replacement power during a Maine Yankee outage will in general be treated like other Company expenses, i.e., limited by the ARP's price-index mechanism, and will not be deferred and collected through a specific fuel-rate adjustment, as under pre-1995 ratemaking. Under the ARP no additional price increase other than the 2.43 percent increase effective July 1, 1995, associated with the price index will take effect in 1995 as a result of the Maine Yankee outage. Although the ARP contains provisions that could result in rate adjustments based on low earnings or the incurring of extraordinary costs by the Company, neither provision will affect prices in 1995.

              After a careful assessment of the extent of the tube degradation, Maine Yankee concluded that close to 60 percent of the Plant's 17,000 steam-generator tubes could be degraded to some degree. That conclusion eliminated the possibility of mitigating the degradation by plugging additional tubes and rendered most feasible the option of repairing the degraded tubes by welding short metal-alloy reinforcing sleeves in all the steam-generator tubes. Similar repairs have been undertaken at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project.

              On May 22, 1995, the NRC issued a license approving the sleeving process of Westinghouse Electric Corporation (Westinghouse) for the Plant. On the same day the Board of Directors of Maine Yankee authorized management to undertake the sleeving project, and on May 24, 1995, Maine Yankee selected Westinghouse as the contractor for the project.
              The sleeving project started in early June and could be completed in time for the Plant to return to service by the end of 1995.

              Maine Yankee is recording the sleeving costs as maintenance expense. The Company estimates its share of such costs to be $15.0 million and has recorded a one-time charge for that amount to purchased power capacity expense in the second quarter of 1995. Maine Yankee has billed the Company $2.8 million as of June 30, 1995, for costs incurred. In addition, the Company expects to incur additional fuel costs over and above what it would have incurred if the Maine Yankee Plant had continued to operate, in the range of approximately $3.5 million to $4.5 million per month while the outage persists, and both the Company and Maine Yankee have implemented cost-reduction measures to partially offset the additional costs.

              The Company cannot predict how long the Plant will be out of service. The impact of the Company's replacement-power costs and its share of the Maine Yankee sleeving costs will have a material adverse effect on the Company's financial results for 1995.

          (b) Legal and Environmental Matters - The Company is a party in legal and administrative proceedings that arise in the normal course of business. As discussed in Note 4 of Notes to Consolidated Financial Statements in the Company's Form 10-K, in connection with one such proceeding, the Company has been named a potentially responsible party and has been incurring costs to determine the best method of cleaning up an Augusta, Maine, site formerly owned by a salvage company and identified by the Environmental Protection Agency (EPA) as containing soil contaminated by polychlorinated biphenyls
              (PCBs) from equipment originally owned by the Company.

              In July 1994 the EPA approved changes to the remedy it had previously selected, the principal change being to adjust the soil cleanup standard to ten parts per million from the one part per million established in the EPA's 1989 Record of Decision, on the part of the site where PCBs were found in their highest concentration. The EPA stated that the purpose of adjusting the standard of cleanup was to accommodate the selected technology's inability to reduce PCBs and other chemical components on the site to the original standard.

              In June 1995, after discussions between the Company and the EPA, design work on the selected remedy was suspended, and on July 7, 1995, the Company formally requested that the EPA abandon that remedy. If that remedy is abandoned, an already-designated alternative remedy that the Company believes could result in substantially lower costs is likely to be selected.

              Pending resolution of the uncertainties associated with the possible abandonment of the selected remedy, the Company believes that its share of the remaining costs of the cleanup will total between $11 million and $15 million, depending on the cleanup remedy finally implemented, the level of cleanup ultimately required, and other variable factors. Such estimate is net of an agreed partial insurance recovery and includes the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but excludes contributions from the other insurance carriers the Company has sued, or any other third parties. As a result, the Company has recorded an estimated minimum liability of $11 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid.

              The Company cannot predict with certainty the level and timing of the cleanup costs, the extent they will be covered by insurance, or the ratemaking treatment of such costs, but believes it should recover substantially all of such costs through insurance and rates. The Company also believes that the ultimate resolution of the legal and environmental proceedings in which it is currently involved will not have a material adverse effect on its financial condition.

          3.  Regulatory Matters

          Alternative Rate Plan - In December 1994, the MPUC approved a stipulation signed by most of the parties to the Company's ARP proceeding. See Note 3 to Consolidated Financial Statements included in the Company's Form 10-K for a detailed description of the ARP. This follow-up proceeding to the Company's 1993 base-rate case was ordered by the MPUC in an effort to develop a five-year plan containing price-cap, profit-sharing, and pricing-flexibility components. Although the ARP is a major reform, the MPUC will continue to regulate the Company's operations and prices and provide for continued recovery of deferred costs.

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

          The ARP also contains provisions to protect the Company and ratepayers against unforeseen adverse results from its operation. These include review by the MPUC if the Company's actual return on equity falls outside the designated range two years in a row, a mid-period review of the ARP by the MPUC in 1997 (including possible modification or termination), and a "final" review by the MPUC in 1999 to determine whether or with what changes the ARP should continue in effect after 1999.

          On July 1, 1995, the Company's first annual increase in rates and rate-element caps under the ARP of 2.43% became effective. The components of the increase included the inflation index of 2.92%, reduced by a productivity offset of 0.5% and increased by 0.01% for flowthrough items and mandated costs. Under prior long-term agreements, price discounts for competitively targeted customer classes are not affected by the increase.

          4.  Capitalization and Interim Financing

          On July 19, 1995, the Board of Directors of the Company terminated, effective immediately, the right to exercise the Rights issued to its shareholders pursuant to the Shareholder Rights Plan adopted by the Company on September 28, 1994, (see
          Note 7 of Notes to Consolidated Financial Statements in the Company's Form 10-K) and ordered the redemption of the Rights. The Board directed payment of the redemption price of $.01 per Right on August 28, 1995, to holders of record at the close of business on August 14, 1995. This one-time payment amounts to $324,428. On May 24, 1995, the shareholders of the Company, by a vote of 50.36 percent to 49.64 percent, had approved a shareholder proposal at the Company's annual meeting of shareholders recommending redemption of the rights and termination of the Shareholder Rights Plan. The Shareholder Rights Plan was meant to provide protection against abusive or discriminatory takeover tactics.

          5.  Pensions and Other Post-Employment Benefits

          In May 1995, the Company announced a Special Retirement Offer
          (SRO) to all employees aged 50 or more who had at least five years of continuous service. The goal of the SRO was to help the Company achieve financial savings and make the organizational changes it needs to be an effective competitor in the energy marketplace. Approximately 200 employees accepted the SRO as of June 30, 1995.

          As a result of the SRO, the Company incurred a one-time charge of $4.8 million in the second quarter of 1995. The SRO included certain permanent enhancements for all employees, the cost of which will be amortized to pension expense over the remaining service life of active employees.
          Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          Operating Results

          The second quarter of 1995 generated a net loss of $8.6 million compared to net income of $15.3 million for the corresponding period in 1994. Year-to-date net income was $17.8 million versus $26.7 million for the 1994 period.

          Net Income was affected by one-time, pre-tax charges of $15.0 million for the Company's entire estimated cost of tube sleeving at Maine Yankee (see Note 2 "Commitments and Contingencies - Maine Yankee Atomic Power Company Steam Generator Tubes"), and $4.8 million of costs associated with the Special Retirement Offer (SRO) that reduced the work force by 200 for employees accepting the offer as of June 30, 1995 (see Note 5 "Pensions and Other Post Employment Benefits"). The Maine Yankee charge was recorded in the second quarter; actual billings from Maine Yankee will continue for several months.

          Loss Applicable to Common Stock was $11.2 million or $0.34 per share for the second quarter compared to earnings of $12.7 million or $0.39 per share for the comparable period in 1994. Year-to-date earnings applicable to Common Stock were $12.6 million or $0.39 per share and $21.5 million or $0.66 per share in 1994. The one-time charges, net of tax, were $8.9 million or $0.27 per Common Share for Maine Yankee tube-sleeving and $2.8 million or $0.09 per share for the SRO.

          Operating Revenues increased by $12.5 million or 2.8% to $466 million in the first half of 1995. Operating Revenues for the second quarter of 1995 of $203 million were 4.6% less than the second quarter of 1994.

          Revenues were affected by lower kilowatt-hour sales, a 1994 price increase for most customers, price discounts for competitively targeted customer classes and the elimination under the Alternative Rate Plan (ARP) that took effect January 1, 1995, of reconciliation treatment for fuel and purchased-power expenses.

          The adoption of the ARP effective January 1, 1995 had a significant impact on the results of operations for the first half of 1995 when compared to 1994. The ARP price-cap method of ratemaking eliminates the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. One impact of this change is that seasonality in prices and certain accounting treatments for fuel revenues can produce more volatility in quarterly results than occurred under the prior ratemaking treatment.
          These effects complicate quarter-to-quarter comparisons, but seasonality issues will not affect calendar year comparisons.

          Under that discontinued mechanism, fluctuations in fuel costs required the Company to record unbilled fuel revenue for any fuel costs incurred in excess of the amounts actually collected in each respective period. If fuel collections exceeded fuel costs a charge to revenue was made during that period. The effect of the fuel cost adjustment mechanism was to ensure that all fuel costs incurred were ultimately collected from customers at some time in the future. This fuel mechanism also resulted in the allocation of a greater portion of the customers' rates to fuel revenues in the winter months and traditionally resulted in a charge to revenues in the winter months as fuel revenues collected normally exceed fuel costs. With the elimination of the reconcilable fuel mechanism under the ARP, fuel revenues are now recorded as they are billed. Therefore, the traditional charge to revenues for fuel overcollections in the winter months no longer occurs, resulting in the increase in revenues for the first half of 1995.

          Service-area sales for the second quarter of 1995 totaled approximately 2.1 billion kilowatt-hours and were 5.0 percent less than the second quarter of 1994. Service-area sales of electricity totaled approximately 4.5 billion kilowatt-hours for the six-month period ended June 30, 1995, a decrease of 4.9 percent compared to the first six months of 1994.

                     Service Area Kilowatt-hour Sales (Millions of KWHs)
                                    Period Ended June 30,

                             Three Months                Six Months
                                            %                          %
                         1995     1994    Change   1995      1994   Change

          Residential  634.5    664.3   (4.5)% 1,451.4   1,542.7   (5.9)%
          Commercial   565.2    573.9   (1.5)  1,209.0   1,220.7   (1.0)
          Industrial   876.7    945.4   (7.3)  1,744.4   1,861.7   (6.3)
          Other         32.3     36.7  (11.9)     67.8      79.1  (14.3)
                     2,108.7  2,220.3   (5.0)% 4,472.6   4,704.2   (4.9)%

          The changes in service area kilowatt-hour sales reflect the following:

               Kilowatt-hour sales to residential customers decreased by 4.5% in the second quarter and by 5.9% for the six months ended June 30, 1995 compared to 1994; usage per customer was down 5.5 percent in the second quarter and by 7.0 percent for the six months ended June 30, 1995. Warmer than normal winter temperatures and declines in the space and water heating subclass usage contributed to this decrease.

               Commercial sales decreased by 1.5% and 1.0% for the three- and six-month periods from 1994, reflecting decreases or flat sales in most sectors.

               Industrial kilowatt-hour sales decreased by 7.3% in the second quarter and by 6.3% for the six-months ended June 30, 1995 compared to 1994 due primarily to decreased sales to the pulp and paper industry of 12.5% in the second quarter and 11.5% for the six-month period ended June 30, 1995.
               This sector accounts for approximately 60% of the industrial sales category. The primary factor in the decline in sales to this industry was the loss of 127 million kilowatt-hours of sales formerly made to a customer who began taking service from another utility in late 1994. See Note 4 to Consolidated Financial Statements in the Company's Form 10-K for a detailed discussion of this matter. A sales increase of 2.7% for the second quarter and 3.9% for the six-months ended June 30, 1995 occurred in all other industrial customers as a group.

          The components of the change in electric operating revenues for the six months ended June 30, 1995, as compared to the same period in 1994, are as follows:
                                                     Three       Six
                                                     Months      Months
                                                  (Dollars in Millions)
          Revenues from Kilowatt-hour Sales:
             Total Service-Area Base Revenues     $ (3,158)    $(4,058)
             Fuel Revenues                         (10,321)     11,809
             Non-Territorial Base Revenues            (799)       (534)
             Revenues from Kilowatt-hour Sales     (14,278)      7,217

          Other Operating Revenues, including
            Maine Electric Power Company, Inc.       4,526       5,317

               Total Change in Electric Operating
                Revenues                          $ (9,752)   $ 12,534

          Total service-area base revenues decreased for the second quarter and the six months ended June 30, 1995 reflecting lower kilowatt-hour sales, a December 1994 annual price decrease totaling $5.6 million, and the discounted rates given competitively positioned customers effective with the ARP. For a complete discussion of discounted rates, see Note 4 to consolidated Financial Statements in the Company's Form 10-K.

          Fuel revenue changes reflect the elimination under the ARP of the reconcilable fuel clause, discussed above. Seasonal fluctuations in fuel revenues will continue throughout the remainder of 1995.

          MEPCO's electric sales and transmission revenues from New England utilities other than the Company (included in other operating revenues in the preceding table) amounted to $2.8 million and $1.0 million in the second quarters of 1995 and 1994, respectively. These same totals for the six-months ended June 30, 1995 and 1994 were $4.5 million and $2.8 million, respectively. Under a Participation Agreement that terminates in 1996, all of MEPCO's costs, including a return on invested capital, are paid by the participating utilities (Participants), which include the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases by Participants.

          Purchased power-capacity expense increased by $14.2 million in the second quarter of 1995 and by $20.2 million in the six months ended June 30, 1995. Both periods included the one-time pre-tax charge of $15.0 million for the Company's entire estimated cost of the tube sleeving at Maine Yankee. The Maine Yankee charge, which represents CMP's share of the previously reported estimated total repair cost of $40.0 million, was accrued as of June 30, 1995; actual billings for repair work will continue for several months. Other charges in the six month period included higher nuclear capacity expense at two other nuclear plants in which the Company has an equity interest. The year-to-date expense comparison also includes the 1994 credit for the reversal of a $4.1 million "capacity deficiency fund". A January 1994 MPUC-approved stipulation favorably resolved all issues related to that fund.

          Other operation and maintenance expenses increased by $13.7 million compared to the second quarter of 1994 and $17.5 million compared to the first half of 1994. These increases primarily reflect significantly higher monthly charges for amortization of purchased-power contract buy-outs and the one-time pre-tax charge of $4.8 million for costs associated with the Company's SRO. Transmission and distribution expenses increased slightly in both periods. Salaries expense decreased by $1.9 million for the six months ended June 30, 1995.

          Federal and state income taxes decreased by $17.0 million in the second quarter and by $6.6 million for the six months ended June 30, 1995. Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. Lower pre-tax earnings were attributable to lower sales levels and the one-time charges for Maine Yankee tube sleeving and the SRO. The tax effect, applicable to both the second quarter and the six months ended June 30, 1995, of these one-time charges were decreases of $6.1 million for Maine Yankee tube sleeving and $2.0 million for the SRO.

          Interest on long-term debt during the second quarter of 1995 increased by approximately $1.4 million and $3.1 million for the first six months of 1995 while other interest expense remained flat compared to 1994. The increase reflects higher levels of outstanding long-term debt when compared to 1994. The increased debt results from the issuance of additional mortgage bonds during 1994 and the note to the Finance Authority of Maine issued to finance the buy-out of a large non-utility generator contract in 1994.

          Liquidity and Capital Resources

          Approximately $77.5 million of cash was provided during the first half of 1995 from net income before non-cash items, primarily depreciation and amortization and the accrual of the estimated cost of the Maine Yankee tube sleeving. During such period, approximately $2.2 million of cash was provided by fluctuations in certain assets and liabilities and from other operating activities.

          During the first six months of 1995, the Company reduced the level of preferred stock outstanding by $5.5 million through normal sinking fund requirements. Dividends paid on common stock were $14.6 million, while preferred-stock dividends utilized $5.3 million of cash. Medium Term Notes were reduced by $15.0 million.

          Investing activities, primarily construction expenditures, utilized $20.1 million in cash during the first half of 1995 for generating projects, transmission, distribution, and general construction expenditures.

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

          To support its short-term capital requirements, the Company maintains an unsecured $50-million revolving credit agreement with several banks that can be used to support commercial paper borrowing or as short-term financing. However, access to commercial paper markets has been substantially reduced, if not eliminated, as a result of the downgrading of the Company's credit ratings during 1993. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions.

          On November 9, 1994, the Company entered into a Competitive Advance and Revolving Credit Facility (Revolving Credit Facility), with several banks and Chemical Bank, as agent for the lenders, to provide up to $80 million of revolving credit loans. The Revolving Credit Facility supplements the existing $50 million revolving-credit agreement and replaced the Company's $73 million of individual lines of credit.

          Several credit-rating actions relating to the Company's securities took place in early 1995, when the Company's actions taken during 1994 with respect to cost control, NUG cost reductions, the regulatory reform under the ARP, and the competitive pricing agreements with large customers, were recognized by Moody's Investors Service (Moody's) which upgraded the Company's ratings on preferred stock and commercial paper, and Duff & Phelps Credit Rating Co. (Duff & Phelps), which upgraded its preferred stock rating. After announcement of the Maine Yankee steam generator tube issues Duff & Phelps placed the Company on "credit watch" for possible downgrade, but on May 25, 1995, removed the Company's fixed-income securities from "Rating Watch--Down" and reaffirmed the Company's ratings. Moody's reaffirmed its ratings of the Company's securities on June 19, 1995, including its negative rating outlook. Standard and Poor's Corp. continues to monitor the Maine Yankee situation and its impact on its ratings of the Company's securities.

                             PART II  - OTHER INFORMATION


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

          Item 2. through Item 3.  Not applicable

          Item 4. Submission of Matters to a Vote of Security Holders

          The annual meeting of the stockholders of the Company was held on May 24, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

          Three matters were voted on at the meeting. One was the election of four directors to Class II of the Company's Board of Directors for a three-year term. All four nominees were elected, with the following vote tabulations:

             E. James Dufour:
               Votes for -        2,334,820
               Votes withheld -      85,162
               Abstentions -        594,642
               Broker nonvotes -    235,364

             David M. Jagger:
               Votes for -        2,337,274
               Votes withheld -      82,708
               Abstentions -        594,642
               Broker nonvotes -    235,364

             Charles E. Monty:
               Votes for -        2,333,924
               Votes withheld -      86,058
               Abstentions -        594,642
               Broker nonvotes -    235,364

             Robert H. Reny:
               Votes for -        2,330,116
               Votes withheld -      89,866
               Abstentions -        594,642
               Broker nonvotes -    235,364
          Two other matters voted on at the meeting were:

          1. Approval of the appointment of Coopers & Lybrand L.L.P., Boston Massachusetts, as the Company's auditors for the year 1995. The appointment was approved, with the following vote tabulations:

               Votes for -        2,369,070
               Against -             21,016
               Votes withheld -     594,642
               Abstentions -         29,896
               Broker nonvotes -    235,364

          2. Approval of a shareholder proposal recommending redemption of rights issued under Shareholder Rights Plan and termination of the Plan. The proposal was approved, with the following vote tabulations:

               Votes for -          929,636
               Against -            916,342
               Votes withheld -   1,047,027
               Abstentions -        121,619
               Broker nonvotes -    235,364

          Item 5. Other Events

          Maine Yankee Steam Generator Tubes. For a discussion of issues arising from the discovery of a large number of degraded steam generator tubes at the Maine Yankee plant see Note 2, "Commitments and Contingencies," "Maine Yankee Atomic Power Company Steam Generator Tubes," which is incorporated herein by reference.

          Item 6. Exhibits and Reports on Form 8-K

                 (a)  Exhibits.  None.

                 (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the second quarter of 1995 and thereafter to date:

          Date of Report                          Items Reported

          May 22, 1995                            Item 5

          (a) The Company reported that the Nuclear Regulatory Commission had approved two sleeving processes for the Maine Yankee Atomic Power Company ("Maine Yankee") nuclear generating plant steam generator tubes and that Maine Yankee had selected Westinghouse Electric Corp. as the contractor for the tube sleeving project.

          (b) The Company also reported that at its annual meeting of stockholders on May 24, 1995, the stockholders had approved a shareholder proposal recommending redemption of the rights issued by the Company under its Shareholder Rights Plan and termination of the Plan, re-elected four incumbent directors, and approved the appointment of Coopers & Lybrand L.L.P. as the Company's auditors for 1995.

          (c) Finally, the Company reported that Duff & Phelps Credit Rating Co. had removed the Company's fixed-income securities from "Rating Watch--Down" and reaffirmed the Company's ratings.
          Date of Report                          Items Reported

          July 19, 1995                           Item 5

          (a) The Company announced its second-quarter financial results, pointing out specifically that one-time accounting charges for the costs of the steam-generator tube sleeving project at the Maine Yankee plant and the costs of an early retirement program at the Company had resulted in an $11.2 million second-quarter loss for the Company.

          (b) The Company also reported that on July 19, 1995, its Board of Directors had terminated the right to exercise the rights issued under its Shareholder Rights Plan, effective immediately, and that it would pay the redemption price of one cent per right on August 28, 1995, to holders of record on August 14, 1995.

          (c) The Company also reported that Robert E. Tuoriniemi had been elected Comptroller of the Company, effective August 1, 1995, to fill the vacancy caused by a retirement.

                                      Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTRAL MAINE POWER COMPANY
                                          (Registrant)



          Date: August 11, 1995   /S/Robert E. Tuoriniemi
                                  Robert E. Tuoriniemi, Comptroller (Chief
                                  Accounting Officer)


                                  /S/David E. Marsh
                                  David E. Marsh, Vice President, Corporate
                                  Services and Chief Financial Officer
                                  (Principal Financial Officer and duly
                                  authorized officer)