Form 10-Q
period 1995-09-30
CENTRAL MAINE POWER CO
filed 1995-11-13
CIK 18675

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

          (Mark One)

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       September 30, 1995

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

                                                     Shares Outstanding as
                    Class                            of November 10, 1995

          Common Stock, $5 Par Value                      32,442,752


                             Central Maine Power Company

                                        INDEX



                                                                  Page No.

          Part I.  Financial Information


          Consolidated Statement of Earnings for the Three Months
          Ended September 30, 1995 and 1994                           1

          Consolidated Statement of Earnings for the Nine Months
          Ended September 30, 1995 and 1994                           2

          Consolidated Balance Sheet  - September 30, 1995 and
          December 31, 1994:
            Assets                                                    3
            Stockholders' Investment and Liabilities                  4

          Consolidated Statement of Cash Flows for the Nine Months
          Ended September 30, 1995 and 1994                           5

          Notes to Consolidated Financial Statements                  6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        12


          Part II.  Other Information                                18

                               PART I - FINANCIAL INFORMATION
          Item 1.  Financial Statements
                                Central Maine Power Company
                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (Unaudited)
                      (Dollars in Thousands Except Per Share Amounts)



                                                          For the Three Months
                                                                  Ended
                                                              September 30,
                                                            1995        1994



          ELECTRIC OPERATING REVENUES                    $217,872     $233,543
          OPERATING EXPENSES
            Fuel Used for Company Generation                5,887        4,614
            Purchased Power
             Energy                                        99,221      110,944
             Capacity (Note 2)                             18,631       21,687
            Other Operation                                41,750       34,921
            Maintenance                                     7,021        8,210
            Depreciation and Amortization                  13,315       13,992
            Federal and State Income Taxes                  4,260        8,529
            Taxes Other Than Income Taxes                   7,390        6,416
                  Total Operating Expenses                197,475      209,313
          EQUITY IN EARNINGS OF ASSOCIATED COMPANIES        1,772        1,422
          OPERATING INCOME                                 22,169       25,652
          OTHER INCOME (EXPENSE)
            Allowance for Equity Funds Used
             During Construction                              173          213
            Other, Net                                      1,802          850
            Income Taxes Applicable to Other
             Income (Expense)                                (476)        (290)
                  Total Other Income (Expense)              1,499          773
          INCOME BEFORE INTEREST CHARGES                   23,668       26,425
          INTEREST CHARGES
            Long-Term Debt                                 12,371       11,293
            Other Interest                                  1,040        1,176
            Allowance for Borrowed Funds Used
             During Construction                             (143)        (127)
                  Total Interest Charges                   13,268       12,342
          NET INCOME                                       10,400       14,083
          DIVIDENDS ON PREFERRED STOCK                      2,518        2,627
          EARNINGS APPLICABLE TO COMMON STOCK             $ 7,882     $ 11,456

          WEIGHTED AVERAGE NUMBER OF COMMON SHARES
           OUTSTANDING                                 32,442,752   32,442,752

          EARNINGS PER SHARE OF COMMON STOCK               $ 0.24        $0.35

          DIVIDENDS DECLARED PER SHARE OF COMMON STOCK     $0.225       $0.225

          The accompanying notes are an integral part of these financial statements./TABLE

                                Central Maine Power Company
                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (Unaudited)
                      (Dollars in Thousands Except Per Share Amounts)


                                                   For the Nine Months Ended
                                                          September 30,
                                                        1995        1994

          ELECTRIC OPERATING REVENUES                 $683,768   $686,905
          OPERATING EXPENSES
            Fuel Used for Company Generation            15,441     13,685
            Purchased Power
             Energy                                    305,925    325,654
             Capacity (Note 2)                          73,799     56,632
            Other Operation                            131,227    106,995
            Maintenance                                 21,960     23,035
            Depreciation and Amortization               41,629     41,789
            Federal and State Income Taxes              12,695     25,988
            Taxes Other Than Income Taxes               20,759     19,068
                  Total Operating Expenses             623,435    612,846
          EQUITY IN EARNINGS OF ASSOCIATED COMPANIES     5,249      4,435
          OPERATING INCOME                              65,582     78,494
          OTHER INCOME (EXPENSE)
            Allowance for Equity Funds Used
             During Construction                           483        637
            Other, Net                                   4,748     (2,236)
            Income Taxes Applicable to Other
             Income (Expense)                           (1,719)       845
                  Total Other Income (Expense)           3,512       (754)
          INCOME BEFORE INTEREST CHARGES                69,094     77,740
          INTEREST CHARGES
            Long-Term Debt                              37,988     33,799
            Other Interest                               3,348      3,520
            Allowance for Borrowed Funds Used
             During Construction                          (399)      (385)
                  Total Interest Charges                40,937     36,934
          NET INCOME                                    28,157     40,806
          DIVIDENDS ON PREFERRED STOCK                   7,659      7,883
          EARNINGS APPLICABLE TO COMMON STOCK         $ 20,498   $ 32,923

          WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING                       32,442,752 32,442,292

          EARNINGS PER SHARE OF COMMON STOCK             $0.63      $1.01

          DIVIDENDS DECLARED PER SHARE OF
           COMMON STOCK                                 $0.675     $0.675

          The accompanying notes are an integral part of these financial statements.


                                Central Maine Power Company
                                CONSOLIDATED BALANCE SHEET
                                  (Dollars in Thousands)

                                                         Sept. 30,   Dec. 31,
                                                            1995       1994
                                                        (Unaudited)
                                          ASSETS
          ELECTRIC PROPERTY, at Original Cost           $1,600,637  $1,579,632
            Less:  Accumulated Depreciation                550,178     521,645
                  Electric Property in Service           1,050,459   1,057,987
            Construction Work in Progress                   16,942      13,647
            Net Nuclear Fuel                                 1,563       2,181
                  Net Electric Property and Nuclear Fuel 1,068,964   1,073,815

          INVESTMENTS IN ASSOCIATED COMPANIES, at Equity    53,682      49,602
                  Net Electric Property, Nuclear Fuel
                  and Investments in Associated
                  Companies                              1,122,646   1,123,417

          CURRENT ASSETS
            Cash and Temporary Cash Investments             61,695      58,112
            Accounts Receivable, Less Allowance for
             Uncollectible Accounts of $3,310 in 1995
             and $3,301 in 1994
             Service  -  Billed                             71,753      81,289
                      -  Unbilled                           33,068      38,153
             Other Accounts Receivable                       8,351      12,088
            Prepaid Income Taxes                             1,863      28,068
            Inventories, at Average Cost
             Fuel Oil                                        3,181       4,113
             Materials and Supplies                         13,887      13,026
            Funds on Deposit With Trustee                   27,910      27,820
            Prepayments and Other Current Assets             9,383       9,337

                  Total Current Assets                     231,091     272,006

          DEFERRED CHARGES AND OTHER ASSETS
            Recoverable Costs of Seabrook 1 and Abandoned
             Projects, Net                                  96,977     101,976
            Regulatory Assets-Deferred Taxes               234,013     233,234
            Yankee Atomic Purchase Power Contract           34,130      38,777
            Other Deferred Charges and Other Assets        267,647     276,597
                  Deferred Charges and Other Assets, Net   632,767     650,584

                  TOTAL ASSETS                          $1,986,504  $2,046,007

          The accompanying notes are an integral part of these financial statements.


                                Central Maine Power Company
                                CONSOLIDATED BALANCE SHEET
                                  (Dollars in Thousands)

                                                         Sept. 30,   Dec. 31,
                                                            1995       1994
                                                        (Unaudited)

                         STOCKHOLDERS' INVESTMENT AND LIABILITIES

          CAPITALIZATION
            Common Stock Investment                     $  490,003  $  491,323
            Preferred Stock                                 65,571      65,571
            Redeemable Preferred Stock                      74,528      80,000
            Long-Term Obligations                          627,833     638,841
                  Total Capitalization                   1,257,935   1,275,735

          CURRENT LIABILITIES AND INTERIM FINANCING
            Interim Financing                               39,000      63,000
            Sinking Fund Requirements                        2,584       2,580
            Accounts Payable                                71,032      97,800
            Dividends Payable                                9,823       9,932
            Accrued Interest                                 9,921      14,102
            Maine Yankee Sleeving Accrual                    7,893        -
            Miscellaneous Current Liabilities               18,922      10,535
                  Total Current Liabilities and
                   Interim Financing                       159,175     197,949

          COMMITMENTS AND CONTINGENCIES

          RESERVES AND DEFERRED CREDITS
            Accumulated Deferred Income Taxes              354,707     348,287
            Unamortized Investment Tax Credits              32,958      34,167
            Regulatory Liabilities-Deferred Taxes           55,001      53,937
            Yankee Atomic Purchase Power Contract           34,130      38,777
            Other Reserves and Deferred Credits             92,598      97,155
                  Total Reserves and Deferred Credits      569,394     572,323

                    TOTAL STOCKHOLDERS' INVESTMENT
                     AND LIABILITIES                    $1,986,504  $2,046,007

          The accompanying notes are an integral part of these financial statements.
                             Central Maine Power Company
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in Thousands)
                                       (Note 1)

                                                         For the Nine Months
                                                                 Ended
                                                            September 30,
                                                            1995        1994
   CASH FROM OPERATIONS
     Net Income                                          $ 28,157    $ 40,806
     Items Not Requiring (Providing) Cash:
      Depreciation and Amortization                        61,101      53,825
      Deferred Income Taxes and Investment Tax
       Credits, Net                                         4,177      26,511
      Maine Yankee Sleeving Accrual                         7,893        -
      Allowance for Equity Funds Used During
       Construction                                          (483)       (637)
     Changes in Certain Assets and Liabilities:
      Accounts Receivable                                  18,358      39,712
      Other Current Assets                                   (136)     (4,974)
      Inventories                                              71       2,654
      Retail Fuel Costs                                      -         10,499
      Accounts Payable                                    (24,685)    (19,895)
      Accrued Interest                                     (4,181)     (4,058)
      Prepaid Income Taxes                                 26,205      (5,546)
      Miscellaneous Current Liabilities                     8,387         151
     Deferred Energy Management Costs                      (2,524)     (4,017)
     Maine Yankee Outage Accrual                           (6,780)     (6,247)
     Purchase Power Contracts                             (10,675)     (4,996)
     Other, Net                                             2,210      10,251
           Net Cash Provided by Operating Activities      107,095     134,039

   INVESTING ACTIVITIES
     Construction Expenditures                            (32,673)    (29,743)
     Changes in Accounts Payable-Investing Activities      (2,083)     (1,443)
     Investment in Associated Companies                      (600)       -
           Net Cash Used by Investing Activities          (35,356)    (31,186)

   FINANCING ACTIVITIES
     Issuances:
      Common Stock                                           -            927
      Mortgage Bonds                                         -         25,000
      Medium-Term Notes                                    30,000        -
     Redemptions:
      Short-Term Obligations                                 -        (25,500)
      Other Long-Term Obligations                            -           (860)
      Preferred Stock                                      (5,472)       -
      Medium-Term Notes                                   (55,000)    (24,000)
      Short-Term - Medium-Term Notes                       (8,000)       -
     Dividends:
      Common Stock                                        (21,916)    (21,916)
      Preferred Stock                                      (7,768)     (7,433)
           Net Cash (Used) Provided by Financing
            Activities                                    (68,156)    (53,782)
           Net Increase (Decrease) in Cash                  3,583      49,071
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          58,112       1,956
   CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 61,695    $ 51,027

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

          Supplemental Cash Flow Disclosure - Cash paid for the nine months ended September 30, 1995 and 1994 for interest, net of amounts capitalized, amounted to $41.9 million and $37.6 million, respectively. Income taxes refunded, net of amounts paid, amounted to $15.9 million for the nine months ended September 30, 1995, versus a net amount paid of $4.2 million for the corresponding period in 1994. Income taxes totaling $24.3 million were refunded in the third quarter of 1995, and $28.8 million year-to-date. The Company incurred no new capital lease obligations in either period.

          2.  Commitments and Contingencies

          (a) Maine Yankee Atomic Power Company Steam Generator Tubes -
              The Company, through its equity investment totaling approximately $26.8 million at September 30, 1995, owns a 38-percent stock interest in Maine Yankee Atomic Power
              Company (Maine Yankee), which owns and operates an 860-megawatt nuclear generating plant in Wiscasset, Maine (the Maine Yankee Plant or the Plant), and is entitled under a cost-based power contract to an approximately equal percentage of the Plant's output. The Maine Yankee Plant, like other pressurized water reactors, experienced degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. During the refueling-and-maintenance shutdown that commenced in early February 1995, Maine Yankee detected through new inspection methods increased degradation of the Plant's steam generator tubes to the extent that approximately 60 percent of the Plant's 17,000 steam generator tubes appeared to have defects to some degree. Several courses of action were evaluated to address the matter, and mitigation of the problem by plugging additional tubes was not a viable option.

              The substantial increase in the number of degraded tubes resulted in substantial additional costs to Maine Yankee, with the Company being responsible for its pro-rata share. In addition, the Company is incurring substantial replacement power costs, the amount depending on the duration of the outage and the prices paid for the replacement power.

              With the termination of the reconcilable fuel-and-purchased-power adjustment under the ARP, costs of replacement power during a Maine Yankee outage are in general being treated like other Company expenses, i.e., limited by the ARP's price-index mechanism, and are not being deferred and collected through a specific fuel-rate adjustment, as under pre-1995 ratemaking. Under the ARP no additional price increase other than the 2.43 percent increase effective July 1, 1995, associated with the price index, will take effect in 1995 as a result of the Maine Yankee outage. Although the ARP contains provisions that could result in rate adjustments based on low earnings or the incurring of extraordinary costs by the Company, neither provision will affect prices in 1995.

              Following a detailed analysis of the safety, technical and financial considerations associated with the defective steam generator tubes, Maine Yankee has been repairing the tubes by inserting and welding short reinforcing sleeves of an improved material in all of the Plant's steam generator tubes. Similar repairs have been completed at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project.

              On May 22, 1995, the federal Nuclear Regulatory Commission
              (NRC) issued a license approving the sleeving process of Westinghouse Electric Corporation (Westinghouse) for the Plant. On the same day, the Board of Directors of Maine Yankee authorized management to undertake the sleeving project, and on May 24, 1995, Maine Yankee selected Westinghouse as the contractor for the project. The sleeving project started in early June and is nearing completion, with the Plant expected to return to service by the end of 1995. On October 25, 1995, Maine Yankee began re-loading fuel into the Plant's reactor.

              Maine Yankee is recording the sleeving costs as maintenance expense. The Company estimated its share of such costs to be $15.0 million and recorded a one-time charge for that amount to purchased power-capacity expense in the second quarter of 1995. Maine Yankee has billed the Company $7.1 million as of September 30, 1995, for costs incurred. In addition, the Company is incurring additional fuel costs over and above what it would have incurred if the Maine
              Yankee Plant had continued to operate, in the range of approximately $3.5 million to $4.5 million per month while the outage persists, and both the Company and Maine Yankee have implemented cost-reduction measures to partially offset the additional costs. The Company's incremental replacement-power costs were approximately $11 million in the third quarter, and approximately $22 million for the nine months ended September 30, 1995.

              Although the repairs are on schedule to be completed by the end of 1995, the Company cannot predict with certainty how long the Plant will be out of service. The impact of the Company's replacement-power costs and its share of the Maine Yankee sleeving costs will have a material adverse effect on the Company's financial results for 1995.

          (b) Legal and Environmental Matters - The Company is a party in legal and administrative proceedings that arise in the normal course of business. As discussed in Note 4 of Notes to Consolidated Financial Statements in the Company's Form 10-K, in connection with one such proceeding, the Company was named a potentially responsible party and has been incurring costs to determine the best method of cleaning up an Augusta, Maine, site formerly owned by a salvage company and identified by the Environmental Protection Agency (EPA) as containing soil contaminated by polychlorinated biphenyls
              (PCBs) from equipment originally owned by the Company.

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

              In June 1995, after discussions between the Company and the EPA, design work on the selected remedy was suspended. On July 7, 1995, the Company formally requested that the EPA abandon that remedy for an already-designated alternative remedy that the Company believes could result in substantially lower costs. On October 10, 1995, the EPA approved the new remedy after determining that the old remedy was no longer feasible or cost-effective at the site. The new remedy involves transporting the contaminated soil to a secure off-site landfill.

              The Company believes that its share of the remaining costs of the cleanup under the new method could total approximately $4 million to $5 million. Such estimate is net of an agreed partial insurance recovery and the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued, or any other parties. The Company has recorded an estimated liability of $11 million, the pre-October 10, 1995 estimated cost of clean-up, and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. As a result of the change in remedy, the Company is reviewing its estimate of its minimum liability.

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

          The ARP contains a mechanism that provides price-caps on the Company's retail rates to increase annually on July 1, commencing July 1, 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of the Company's retail rates, including the Company's fuel-and-purchased-power cost, which previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.
          The ARP also provides for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, penalties for failure to attain customer-service and energy-efficiency targets, and specific recovery of half the costs of the transition to the accounting method required by Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), the remaining 50 percent to be recovered through the annual price-cap change. The ARP also generally defines mandated costs that would be recoverable by the Company notwithstanding the index-based price cap. To receive such treatment, a mandated cost's revenue requirement must exceed $3 million and have a disproportionate effect on the Company or the electric power industry.

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

          On July 1, 1995, the Company's first annual increase in rates and rate-element caps under the ARP of 2.43 percent became effective. The components of the increase included the inflation index of
          2.92 percent, reduced by a productivity offset of 0.5 percent and increased by 0.01 percent for flowthrough items and mandated costs. Under prior long-term agreements, price discounts for competitively targeted customer classes are not affected by the increase.

          4.  Capitalization and Interim Financing

          On May 24, 1995, the shareholders of the Company, by a vote of
          50.36 percent to 49.64 percent, approved a shareholder proposal at the Company's annual meeting of shareholders recommending redemption of the rights and termination of the Shareholder Rights Plan adopted by the Company on September 28, 1994, (see
          Note 7 of Notes to Consolidated Financial Statements in the Company's Form 10-K). The Shareholder Rights Plan was meant to provide protection against abusive or discriminatory takeover tactics. On July 19, 1995, the Board of Directors of the Company terminated, effective immediately, the right to exercise the Rights issued to its shareholders pursuant to the Shareholder Rights Plan and ordered the redemption of the Rights. The Board directed payment of the redemption price of $.01 per Right on August 28, 1995, to holders of record at the close of business on August 14, 1995. This one-time payment amounted to $324,428.

          5.  Pensions and Other Postemployment Benefits

          In May 1995, the Company announced a Special Retirement Offer
          (SRO) to all employees aged 50 or more who had at least five years of continuous service. The goal of the SRO was to help the Company achieve financial savings and make the organizational changes it needs to be an effective competitor in the energy marketplace. Approximately 200 employees accepted the SRO.

          As a result, the Company recorded a one-time charge of $4.8 million associated with the SRO in the second quarter of 1995. The SRO also included certain permanent retirement-benefit enhancements for all employees, the cost of which will be amortized to pension expense over the remaining service life of active employees.

          6.  Income Taxes

          The effective federal income tax rate for the year ended December 31, 1994 was 31.2%. For the three and the nine months ended September 30, 1995 the effective federal tax rates were 27.1% and 30.7%, respectively. Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. Certain tax benefits which were reflected as a reduction in tax expense in the earlier year expired and, therefore, were not available to reduce tax expenses in the current periods.
          Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

          Operating Results

          The third quarter of 1995 generated net income of $10.4 million compared to $14.1 million for the corresponding period in 1994. Year-to-date net income was $28.2 million versus $40.8 million for the 1994 period.

          Year-to-date net income was affected by the second quarter 1995, one-time, pre-tax charges of $15.0 million for the Company's entire estimated cost of tube sleeving at Maine Yankee (see Note 2 "Commitments and Contingencies - Maine Yankee Atomic Power Company Steam Generator Tubes"), and $4.8 million of costs associated with the SRO that reduced the work force by 200 for employees accepting the offer as of June 30, 1995 (see Note 5 "Pensions and Other Postemployment Benefits").

          Earnings applicable to Common Stock were $7.9 million or $0.24 per share for the third quarter compared to earnings of $11.5 million or $0.35 per share for the comparable period in 1994. Year-to-date earnings applicable to Common Stock were $20.5 million or $0.63 per share and $32.9 million or $1.01 per share in 1994. The one-time charges, net of tax, included in the year-to-date numbers were $8.9 million or $0.27 per Common Share for Maine Yankee tube-sleeving and $2.8 million or $0.09 per share for the SRO.

          Operating revenues decreased by $3.1 million or 0.5 percent to $684 million in the first nine months of 1995. Operating revenues for the third quarter of 1995 of $218 million were 6.7 percent less than the third quarter of 1994.

          Revenues were affected by flat or lower kilowatt-hour sales, a 1994 price increase for most customers, price discounts for competitively targeted customer classes and the elimination under the ARP that took effect January 1, 1995, of reconciliation treatment for fuel and purchased-power expenses.

          The adoption of the ARP effective January 1, 1995 had a significant impact on the results of operations for the first nine months of 1995 when compared to 1994. The ARP price-cap method of ratemaking eliminates the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. One impact of this change is that seasonality in prices and certain accounting treatments for fuel revenues can produce more volatility in quarterly results than occurred under the prior ratemaking treatment. These effects complicate quarter-to-quarter comparisons, but seasonality issues will not affect calendar year comparisons.

          Under that discontinued mechanism, fluctuations in fuel costs required the Company to record unbilled fuel revenue for any fuel costs incurred in excess of the amounts actually collected in each respective period. If fuel collections exceeded fuel costs a charge to revenue was made during that period. The effect of the fuel cost adjustment mechanism was to ensure that all fuel costs incurred were ultimately collected from customers at some time in the future. This fuel mechanism also resulted in the allocation of a greater portion of the customers' rates to fuel revenues in the winter months and traditionally resulted in a charge to revenues in the winter months as fuel revenues collected normally exceed fuel costs. With the elimination of the reconcilable fuel mechanism under the ARP, fuel revenues are now recorded as they are billed. Therefore, the traditional charge to revenues for fuel overcollections in the winter months no longer occurs, affecting revenues for the first nine months of 1995.

          Service-area sales for the third quarter of 1995 totaled approximately 2.3 billion kilowatt-hours and were 0.7 percent greater than the third quarter of 1994. Service-area sales of electricity totaled approximately 6.8 billion kilowatt-hours for the nine-month period ended September 30, 1995, a decrease of 3.1 percent compared to the first nine months of 1994.

                     Service Area Kilowatt-hour Sales (Millions of KWHs)
                                  Period Ended September 30,

                             Three Months                Nine Months
                                            %                          %
                         1995     1994    Change   1995      1994   Change

          Residential  665.8    653.5    1.9%  2,117.1   2,196.2   (3.6)%
          Commercial   664.9    651.1    2.1   1,873.9   1,871.8    0.1
          Industrial   957.8    966.1   (0.9)  2,702.2   2,827.8   (4.4)
          Other         34.5     37.1   (6.8)    102.3     116.2  (11.9)
                     2,323.0  2,307.8    0.7%  6,795.5   7,012.0   (3.1)%

          The changes in service area kilowatt-hour sales reflect the following:

               Kilowatt-hour sales to residential customers increased by
               1.9 percent in the third quarter and decreased by 3.6 percent for the nine months ended September 30, 1995 compared to 1994; usage per customer increased 0.8 percent in the third quarter and decreased 4.7 percent for the nine months ended September 30, 1995. Warmer than normal winter temperatures and declines in the space and water heating subclass usage contributed to the annual decrease.

               Commercial sales increased by 2.1 percent and 0.1 percent for the three-month and nine-month periods from 1994, reflecting increases or flat sales in most sectors for the quarter and moderate growth in the retail and transporta-tion, communication and utility sectors year-to-date.

               Industrial kilowatt-hour sales decreased by 0.9 percent in the third quarter and by 4.4 percent for the nine months ended September 30, 1995 compared to 1994 due primarily to decreased sales to the pulp and paper industry of 4.4 percent in the third quarter and 9.1 percent for the nine-month period ended September 30, 1995. This sector accounts for approximately 63 percent of the industrial sales category. The primary factor in the decline in sales to this industry was the loss of 127 million kilowatt-hours of sales formerly made to a customer who began taking service from another utility in late 1994. See Note 4 to Consolidated Financial Statements in the Company's Form 10-K for a detailed discussion of this matter. A sales increase of 6.1 percent for the third quarter and 4.6 percent for the nine months ended September 30, 1995 occurred in all other industrial customers as a group.
          The components of the change in electric operating revenues for the nine months ended September 30, 1995, as compared to the same period in 1994, are as follows:

                                                     Three      Nine
                                                     Months     Months
                                                  (Dollars in Thousands)

          Revenues from Kilowatt-hour Sales       $(17,790)  $(10,574)

          Other Operating Revenues, including
           Maine Electric Power Company, Inc.        2,119      7,437

             Total Change in Electric Operating
              Revenues                            $(15,671)   $(3,137)

          Total service-area base revenues decreased for the third quarter and the nine months ended September 30, 1995 reflecting flat or lower kilowatt-hour sales, a December 1994 annual price decrease totaling $5.6 million, and the discounted rates given competitively positioned customers effective with the ARP. Seasonal fluctuations in fuel revenues will continue throughout the remainder of 1995. For a complete discussion of discounted rates, see Note 4 to Consolidated Financial Statements in the Company's Form 10-K.

          MEPCO's electric sales and transmission revenues from New England utilities other than the Company (included in other operating revenues in the preceding table) amounted to $4.2 million and $1.5 million in the third quarters of 1995 and 1994, respectively. These same totals for the nine-months ended September 30, 1995 and 1994 were $8.7 million and $4.3 million, respectively. Under a Participation Agreement that terminates on July 1, 1996, subject to certain rights to continued participation, all of MEPCO's costs, including a return on invested capital, are paid by the participating utilities (Participants), which include the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases by Participants.

          Purchased power-capacity expense decreased by $3.1 million in the third quarter of 1995 and increased by $17.2 million in the nine months ended September 30, 1995. The nine-month period includes the one-time pre-tax charge of $15.0 million for the Company's entire estimated cost of the tube sleeving at Maine Yankee. The Maine Yankee charge, which represents CMP's share of the previously reported estimated total repair cost of $40.0 million, was accrued in the second quarter of 1995; actual billings for repair work will continue through year-end 1995. Other charges in the nine-month period included higher nuclear capacity expense at two other nuclear plants in which the Company has an equity interest. The year-to-date expense comparison also includes the 1994 credit for the reversal of a $4.1 million "capacity deficiency fund". A January 1994 MPUC-approved stipulation favorably resolved all issues related to that fund.

          Other operation and maintenance expenses increased by $5.6 million compared to the third quarter of 1994 and $23.2 million compared to the first nine months of 1994. These increases primarily reflect significantly higher monthly charges for amortization of purchased-power contract buy-outs and the one-time pre-tax charge of $4.8 million for costs associated with the Company's SRO. Energy-management expenses increased slightly in both periods.

          Federal and state income taxes decreased by $4.1 million in the third quarter and by $10.7 million for the nine months ended September 30, 1995. Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. Lower pre-tax earnings were attributable to lower sales levels and the one-time charges for Maine Yankee tube sleeving and the SRO. The tax effects, applicable to the nine months ended September 30, 1995, of these one-time charges were decreases of $6.1 million for Maine Yankee tube sleeving and $2.0 million for the SRO.

          Interest on long-term debt during the third quarter of 1995 increased by approximately $1.1 million and $4.2 million for the first nine months of 1995 while other interest expense decreased slightly compared to 1994. The increase reflects higher levels of outstanding long-term debt when compared to 1994. The increased debt results from the issuance of additional mortgage bonds during 1994 and the note to the Finance Authority of Maine issued to finance the buyout of a large non-utility generator
          (NUG) contract in 1994.

          Liquidity and Capital Resources

          Approximately $100.8 million of cash was provided during the first nine months of 1995 from net income before non-cash items, primarily depreciation and amortization and the accrual of the estimated cost of the Maine Yankee tube sleeving. During such period, approximately $6.3 million of cash was provided by fluctuations in certain assets and liabilities and from other operating activities.

          During the first nine months of 1995, the Company reduced the level of preferred stock outstanding by $5.5 million through normal sinking fund requirements. Dividends paid on common stock were $21.9 million, while preferred-stock dividends utilized $7.8 million of cash. Medium-Term Notes were reduced by $33.0 million.

          Investing activities, primarily construction expenditures, utilized $35.4 million in cash during the first nine months of 1995 for generating projects, transmission, distribution, and general construction expenditures.

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

          To support its short-term capital requirements, the Company maintains an unsecured $50-million revolving credit agreement with several banks that can be used to support commercial paper borrowing or as short-term financing. However, access to commercial paper markets has been substantially reduced, if not eliminated, as a result of the downgrading of the Company's credit ratings during 1993. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions.

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

          Several credit-rating actions relating to the Company's securities took place in early 1995, when the Company's actions taken during 1994 with respect to cost control, NUG cost reductions, the regulatory reform under the ARP, and the competitive pricing agreements with large customers, were recognized by Moody's Investors Service (Moody's) which upgraded the Company's ratings on preferred stock and commercial paper, and Duff & Phelps Credit Rating Co. (Duff & Phelps), which upgraded its preferred stock rating. After announcement of the Maine Yankee steam generator tube issues Duff & Phelps placed the Company on "credit watch" for possible downgrade, but on May 25, 1995, removed the Company's fixed-income securities from "Rating Watch--Down" and reaffirmed the Company's ratings. Moody's reaffirmed its ratings of the Company's securities on June 19, 1995, including its negative rating outlook. Standard and Poor's Corp. continues to monitor the Maine Yankee situation and its impact on its ratings of the Company's securities.

          Stranded Costs

          The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for the anticipated transition to a more competitive industry. The functional areas in which competition will take place, the regulatory changes that will be implemented, and the resulting structure of both the industry and the Company are all uncertain, but the likelihood of a transition to direct competition to serve retail customers is widely anticipated. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

          The Company has substantial exposure to cost stranding relative to its size, principally in the form of its long-term contract obligations to buy non-utility power at average prices above prices that could currently be achieved in the open market. In addition, the Company's deferred charges, which are being recovered in rates, could be impaired. Based on current costs and obligations the present value of excess costs over market rates for electricity could be as much as approximately three to four times the amount of the Company's common equity. However, the amount of the Company's embedded costs in excess of what could be recovered if electricity prices were set at market levels that could be potentially at risk of recovery is dependent on such factors as the length of the transition period to open competition, the market rate for electricity, the terms and conditions, including stranded cost recovery provisions, of open competition and the overall level of the Company's costs.

          On March 29, 1995, as part of a broader Notice of Proposed Rulemaking (NOPR) related to open transmission access and stranded costs, and designed to facilitate the development of a competitive market, the Federal Energy Regulatory Commission
          (FERC) expressed support for the principle that utilities are entitled to full recovery of their "legitimate and verifiable" stranded costs at both the state and federal levels. Earlier, the MPUC had initiated a rulemaking proceeding on stranded costs at the retail level with a preliminary proposal that recommended less than full recovery of such costs, but terminated its proceeding after FERC issued its NOPR to avoid "parallel and duplicative proceedings". A diverse committee appointed by the Maine Legislature is in the process of developing recommendations for the MPUC on the future structure of the electric utility industry in Maine.

          Substantial opposition has emerged in the FERC proceeding to allowing full recovery of stranded costs, largely from customer groups and NUGs. The stranding of a major portion of its costs would have a material adverse effect on the Company's results of operations, depending on the amounts involved. The Company believes that it is entitled to recover substantially all of its potentially strandable costs under existing regulatory principles, but cannot predict how much of such costs it will ultimately be allowed to recover at the state or federal level.
                             PART II  - OTHER INFORMATION


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

          Stranded Costs. The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for the anticipated transition to a more competitive industry. The functional areas in which competition will take place, the regulatory changes that will be implemented, and the resulting structure of both the industry and the Company are all uncertain, but the likelihood of a transition to direct competition to serve retail customers is widely anticipated. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

          The Company has substantial exposure to cost stranding relative to its size, principally in the form of its long-term contract obligations to buy non-utility power at average prices above prices that could currently be achieved in the open market. In addition, the Company's deferred charges, which are being recovered in rates, could be impaired. Based on current costs and obligations the present value of excess costs over market rates for electricity could be as much as approximately three to four times the amount of the Company's common equity. However, the amount of the Company's embedded costs in excess of what could be recovered if electricity prices were set at market levels that could be potentially at risk of recovery is dependent on such factors as the length of the transition period to open competition, the market rate for electricity, the terms and conditions, including stranded cost recovery provisions, of open competition and the overall level of the Company's costs.

          On March 29, 1995, as part of a broader Notice of Proposed Rulemaking ("NOPR") related to open transmission access and stranded costs, and designed to facilitate the development of a competitive market, the Federal Energy Regulatory Commission ("FERC") expressed support for the principle that utilities are entitled to full recovery of their "legitimate and verifiable" stranded costs at both the state and federal levels. Earlier, the MPUC had initiated a rulemaking proceeding on stranded costs at the retail level with a preliminary proposal that recommended less than full recovery of such costs, but terminated its proceeding after FERC issued its NOPR to avoid "parallel and duplicative proceedings". A diverse committee appointed by the Maine Legislature is in the process of developing recommendations for the MPUC on the future structure of the electric utility industry in Maine.

          Substantial opposition has emerged in the FERC proceeding to allowing full recovery of stranded costs, largely from customer groups and NUGs. The stranding of a major portion of its costs would have a material adverse effect on the Company's results of operations, depending on the amounts involved. The Company believes that it is entitled to recover substantially all of its potentially strandable costs under existing regulatory principles, but cannot predict how much of such costs it will ultimately be allowed to recover at the state or federal level.

          Item 6. Exhibits and Reports on Form 8-K

                 (a)  Exhibits.  None.

                 (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the third quarter of 1995 and thereafter to date:

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

          (c) The Company also reported that Robert E. Tuoriniemi had been elected Comptroller of the Company, effective August 1, 1995, to fill the vacancy caused by a retirement.
                                      Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTRAL MAINE POWER COMPANY
                                          (Registrant)



          Date: November 13, 1995 /S/Robert E. Tuoriniemi
                                  Robert E. Tuoriniemi, Comptroller (Chief
                                  Accounting Officer)



                                  /S/David E. Marsh
                                  David E. Marsh, Vice President,
                                  Corporate Services, Treasurer and Chief
                                  Financial Officer (Principal Financial
                                  Officer and duly authorized officer)