Form 10-K/A
period 1995-12-31
CENTRAL MAINE POWER CO
filed 1996-04-09
CIK 18675

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-K/A

                       AMENDMENT NO. 1 TO APPLICATION OR REPORT
                   FILED PURSUANT TO SECTION 12, 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          CENTRAL MAINE POWER COMPANY
               (Exact name of registrant as specified in charter)

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto.

     Central Maine Power Company originally filed its Form 10-K on March 29, 1995 and received notification of its acceptance and disemination on that date. Subsequently, Central Maine discovered it had erroneously applied certain document tags thereon in the Edgar process resulting in some sections of the report to be mislabeled.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CENTRAL MAINE POWER COMPANY



                                           By
                                             Robert E. Tuoriniemi, Comptroller

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                          Commission file number 1-5139

                           CENTRAL MAINE POWER COMPANY
             (Exact name of registrant as specified in its charter)

                    Maine                                 01-0042740
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


83 Edison Drive, Augusta, Maine                                04336
(Address of principal executive                              (Zip Code)
offices)

Registrant's telephone number, including area code:  (207) 623-3521

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the Company was $436,908,006 on March 15, 1996 (based, in the case of the common stock of the Company, on the last reported sale price thereof on the New York Stock Exchange on March 15, 1996).


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of the Company's Common Stock, $5 par value (being the only class of common stock of the Company), outstanding on March 15, 1996, was 32,442,752 shares.


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

     Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference in Part I and Part II hereof.

     Portions of the definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                           CENTRAL MAINE POWER COMPANY

                        INFORMATION REQUIRED IN FORM 10-K

Item Number                                                 Page
                                     Part I

Item 1.   Business                                                  1
Item 2.   Properties                                               16
Item 3.   Legal Proceedings                                        23
Item 4.   Submission of Matters to a Vote of Security Holders      24
Item 4.1. Executive Officers of the Registrant                     24

                                     Part II

Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters                   26
Item 6.   Selected Financial Data                                  26
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      27
Item 8.   Financial Statements and Supplementary Data              27
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                   28

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant       29
Item 11.  Executive Compensation                                   29
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                          29
Item 13.  Certain Relationships and Related Transactions           29

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                             30

Signatures                                                         31

                           FORWARD LOOKING INFORMATION

     In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities and Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, earnings on assets, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements, by reason of factors including, without limitation, electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission, including this report.

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

     The Company has more customers and greater revenues than any other electric utility in Maine, serving approximately 516,000 customers in its 11,000 square-mile service area in southern and central Maine and having $916 million in consolidated electric operating revenues in 1995 (reflecting consolidation of financial statements with a majority-owned subsidiary, Maine Electric Power Company, Inc. ("MEPCO")). The Company's service area contains the bulk of Maine's industrial and commercial centers, including Portland (the state's largest city), South Portland, Westbrook, Lewiston, Auburn, Rumford, Bath, Biddeford, Saco, Sanford, Kittery, Augusta (the state's capital), Waterville, Fairfield, Skowhegan and Rockland, and approximately 943,000 people, representing about 77 percent of the total population of the state. The Company's industrial and commercial customers include major producers of pulp and paper products, producers of chemicals, plastics, electronic components, processed food, and footwear, and shipbuilders. Large pulp-and-paper industry customers account forapproximately 63 percent of the Company's industrial sales and approximately 25 percent of total service-area sales.

     Extended Maine Yankee Shutdown. In March 1995, Maine Yankee Atomic Power Company, a 38-percent-owned subsidiary of the Company, detected increased degradation of the steam generator tubes at its Wiscasset, Maine, nuclear generating plant while the plant was off-line for refueling and maintenance, which led to an extended shutdown of the plant until mid-January 1996. The Company's share of repair costs was approximately $10 million, with another $29 million incurred for replacement power. For a more complete discussion of this matter and its significant effects on the Company and its 1995 financial results, see "Maine Yankee Atomic Power Company," below.

     1995 Results. The Company generated net earnings of $38.0 million in 1995, compared to a net loss of $23.3 million in 1994. The earnings applicable to common stock was $27.8 million, or $0.86 per share in 1995, compared to a loss applicable to common stock of $33.8 million, or $1.04 per share, in 1994. The weak earnings for 1995 reflected the unexpected repair and replacement-power costs ($0.70 per share) of having the Maine Yankee nuclear plant off-line for eleven months of the year to repair defective steam-generator tubes.

     Electric operating revenues increased by $11.1 million, or 1.2 percent, to $916.0 million in 1995. Total service-area sales decreased by 2.2 percent in 1995, with residential sales decreasing by 2.0 percent, commercial sales increasing by 1.6 percent, industrial sales decreasing by 4.7 percent, and the small wholesale and lighting category decreasing by 8.7 percent. The principal reasons for the kilowatt-hour sales decrease in 1995 were the continued effect of the loss of a major industrial customer, Madison Paper Industries, in September 1994 in connection with the loss of a wholesale customer to a competitor, the loss of sales due to conversions from electricity to other fuels for such purposes as space and water heating, and energy management, along with a low rate of growth in the local economy.

     In order to compete effectively in an increasingly competitive electric utility industry, the Company has adopted a strategy based on stabilizing its price of electricity, in real terms, through the rest of the decade. To accomplish that goal, the Company in 1995 continued its efforts to control costs, reduce its costs of non-utility purchased power, and expand its lines of business. Significant progress was made in stabilizing rates with the adoption effective January 1, 1995, of the Alternative Rate Plan (the "ARP"), which contains inflation-based price caps, additional pricing flexibility, and efficiency incentives. In addition, as a result of the ARP the Company was able to enter into five-year reduced-price contracts in early 1995 with a number of its largest customers designed to ensure that those customers would remain on the Company's system over the five-year period.

     The Company is also actively addressing the widely-anticipated transition to a more competitive industry. The Company and most other electric utilities are considering various forms of restructuring to make themselves more competitive. While many factors are uncertain, a transition to direct retail competition could have substantial impacts on the value of utility assets and on the ability of electric utilities to recover their costs through rates. Without proper action by regulators, utilities could find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting. The Company has substantial exposure to cost stranding relative to its size.

     The ARP, restructuring, strandable costs, and other significant developments are discussed in succeeding sections of this report. In some cases more complete information has been incorporated in the succeeding sections by reference to the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1995, which appear in Exhibit 13-1 to this report. In those cases the incorporated Notes should be read in conjunction with the sections below for a full discussion of the subjects covered in that manner.

     The following topics are discussed under the general heading of Business. Where applicable, the discussions make reference to the various other Items of this Report. In addition, for further discussion of information required to be furnished in response to this Item, see pages 1 through 55 of Exhibit 13-1 hereto (the Company's Annual Report to Shareholders for the year ended December 31, 1995), which pages are hereby incorporated herein by reference.

Topic                                                  Page

Regulation and Rates                                     3
Competition                                              6
Restructuring and Strandable Costs                       7
Non-utility Generation                                   9
Maine Yankee Atomic Power Company                       10
Financing and Related Considerations                    12
Environmental Matters                                   14
  Water Quality Control                                 14
  Air Quality Control                                   14
  Hazardous Waste Regulations                           14
  Electromagnetic Fields                                15
  Capital Expenditures                                  15
Employee Information                                    15

Regulation and Rates

     General. The Company is subject to the regulatory authority of the Maine Public Utilities Commission (the "MPUC" or the "PUC") as to retail rates, accounting, service standards, territory served, the issuance of securities maturing more than one year after the date of issuance, certification of generation and transmission projects and various other matters. The Company is also subject as to some phases of its business, including licensing of its hydroelectric stations, accounting, rates relating to wholesale sales and to interstate transmission and sales of energy and certain other matters, to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under Parts I, II and III of the Federal Power Act. Other activities of the Company from time to time are subject to the jurisdiction of various other state and federal regulatory agencies.

     The Maine Yankee Atomic Power Company ("Maine Yankee") nuclear generating plant (the "Maine Yankee Plant") and the other nuclear facilities in which the Company has an interest are subject to extensive regulation by the federal
Nuclear Regulatory Commission ("NRC"). The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and antitrust matters. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of units for which construction permits or operating licenses have already been issued, or impose new conditions on such permits or licenses, and may require that the operation of a unit cease or that the level of operation of a unit be temporarily or permanently reduced
     The United States Environmental Protection Agency ("EPA") administers programs which affect the Company's thermal and hydroelectric generating facilities as well as the nuclear facilities in which it has an interest. The EPA has broad authority in administering these programs, including the ability to require installation of pollution-control and mitigation devices. The Company is also subject to regulation by various state, local and other federal authorities with regard to environmental matters and land use. For further discussion of environmental considerations as they affect the Company, see "Environmental Matters", below.

     Under the Federal Power Act, the Company's hydroelectric projects (including storage reservoirs) on navigable waters of the United States are required to be licensed by the FERC. The Company is a licensee, either by itself or in some cases with other parties, for 26 FERC-licensed projects, some of which include more than one generating unit. Thirteen licenses expired in 1993, one expires in 1997, and fourteen after 2000. The Company has filed all applications for relicensing the projects whose licenses were scheduled to expire in 1993 and has been authorized to continue to operate those projects pending action on relicensing by the FERC. Of the thirteen projects with licenses which expired in 1993, ten are operating under annual licenses, one project is operating under a new license issued in 1993, one license was allowed to expire, and one project was sold. New licenses may contain conditions that reduce operating flexibility and require substantial additional investment by the Company.

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

     Rate Regulation. Effective January 1, 1995, rate regulation for the Company underwent a fundamental change with the implementation of the ARP, which replaced traditional regulation. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of the Company's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC is continuing to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     In addition to predictability of prices for the Company's customers, the ARP provides the Company with the flexibility to set prices quickly to meet the competitive options available to many of its customers. In response to growing competitive pressures, the Company used the pricing flexibility provisions of the ARP to enter into five-year service contracts, effective January 1, 1995, that ensure continued purchases of electricity from the Company by eighteen of its largest customers. Those contracts incorporate a tariff reduction of fifteen percent for the years 1995 through 1997, with an additional one percent in 1998 and another two percent in 1999, and exempt those customers signing the contracts from the price increases contemplated by the ARP. The revenue reductions that would be expected under the contracts are being largely offset by reductions in the cost of purchased-power expense under several NUG contracts under which the prices paid by the Company to the NUGs are directly related to the Company's retail price of electricity.

     In addition, the Company has instituted programs in specific residential and commercial markets where the Company believes customers have competitive options that should be addressed by lowering applicable tariffs to more competitive levels. Approximately 35 percent of annual kilowatt-hour sales and 22 percent of annual revenues are now covered by special tariffs allowed under the pricing flexibility provisions of the ARP.

     As previously reported, the Company agreed in connection with the adoption of the ARP to record charges of approximately $100 million ($60 million, net of tax) against earnings in 1994. For a detailed explanation of those write-offs, as well as a thorough discussion of the ARP, see Note 3 of Notes to Consolidated Financial Statements, "Regulatory Matters" - "Alternative Rate Plan", which is incorporated herein and made a part hereof.

     On March 15, 1995, the Company submitted its first compliance filing under the ARP to the PUC, documenting a price-cap increase of 2.43 percent, effective July 1, 1995, under the price-cap formula in the ARP. The filing was based on an inflation-index component of 2.92 percent, reduced by a productivity offset of
0.50 percent, and increased by 0.01 percent for flow-through items and mandated costs. The increase was effective July 1, 1995.

     On March 15, 1996, the Company submitted its second ARP compliance filing to the PUC, documenting a price-cap increase of 1.64 percent, effective July 1, 1996, under the price-cap formula. The amount was based on an inflation-index component of 2.55 percent, reduced by a productivity offset of 1.00 percent, and increased by 0.35 percent for earnings sharing, various flow-through items and shared NUG-contract savings, and further reduced by 0.26 percent as the net result of a price-cap change to mitigate the level of increase and that would affirm rate treatment of a pre-ARP regulatory asset. The Company believes the filing complies with the terms of the ARP.

     The ARP, when it became effective, was an unprecedented ratemaking mechanism for electric utilities and is still relatively untested in practice. Its provisions were negotiated by the Company with regulators and intervenors whose interests and objectives were sometimes at odds with those of the Company. It is possible that controversies will arise over interpretations of the provisions of the ARP, including whether certain unforeseen costs are subject to the price cap or may be passed through as flow-through items or mandated costs, and it is likely that the Company's revenues and costs will vary from projected levels. The ARP offers new opportunities for the Company to be rewarded for efficiency gains, but also clearly presents the risk of reduced rates of return if costs are not controlled, or if revenues from sales decline or prove inadequate to fund costs and provide fair returns on invested capital. Therefore the Company cannot predict the financial performance it will achieve under the ARP, but continues to believe that implementing the ARP in the form approved by the MPUC effective January 1, 1995, places the Company in a more favorable position to meet its anticipated competitive challenges and that the ARP is in the best long-term interest of the Company.

Competition

     General. In 1992 the United States Congress enacted the Energy Policy Act of 1992 (the "Policy Act"). The Policy Act was designed to encourage competition among electric utility companies, improve energy resource planning by utility companies, and encourage the development of alternative fuels and sources of energy. The Policy Act provides for, among other things, enhanced access to electric transmission to promote competition for wholesale purchasers and sellers. The Policy Act has combined with trends developing in the electric utility industry to create new areas of competition for the Company, resulting in more options for its wholesale and retail customers. Even though the Company's customers are at present generally unable to seek direct service from another utility, some can curtail usage, switch fuels, install their own generation, cancel plans to expand their operations, or even leave the Company's service territory. In response to those threats, the Company has initiated several programs, including the implementation of special rates to maintain or increase employment at specific large customers' plants and incremental-energy rates to avoid losing specific groups of customers to other energy sources. In addition, the Company has redesigned some rates to encourage off-peak usage and discourage switching to alternative fuels.

     Another way the Company is addressing competition is by diversifying through new and existing subsidiaries. The subsidiaries utilize skills developed through former employees of the Company and compete for business with other companies.

     The Company is also actively promoting economic development for Maine. Results have included the announcement of a $600-million expansion at one of its major customers through the implementation of new economic-development rates and active sponsorship of a new private-public partnership that is promoting Maine as a favorable business environment.

     For a detailed discussion of the loss of a wholesale customer, Madison Electric Works, to a competing supplier and of five-year rate agreements entered into by the Company and several of its largest customers in connection with the adoption of the ARP, see Note 4 of Notes to Consolidated Financial Statements, "Commitments and Contingencies" - "Competition", which is incorporated herein and made a part hereof.

     As a result of the Company's rising electric rates over several years prior to the adoption of the ARP, four Maine communities voted in November 1994 on questions proposing the creation of municipal electric districts. In three of the towns, Westbrook, Norway, and Old Orchard Beach, the proposals were defeated. The fourth town, Jay, voted to create a district, and, in March 1995, obtained MPUC approval to form a municipal power district. Additional regulatory approvals, however, are required before Jay would be authorized to furnish electric utility service, and they have not been pursued. The Company believes that the creation of any such districts within its service territory is not in the best interests of either its customers or its investors, and will strongly oppose such action. The Company further believes that major obstacles will be encountered by Jay or any other group in attempting to implement the formation of such districts, including obtaining the required legal findings by the MPUC and economically acquiring or constructing the necessary facilities for a local utility system. The Company cannot, however, predict the ultimate results of such initiatives.

Restructuring and Strandable Costs

     The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for a transition to a more competitive industry. The functional areas in which competition will take place, the regulatory changes that will be implemented, and the resulting structure of both the industry and the Company are all uncertain, but a transition to direct competition to serve retail customers is widely anticipated. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting.

     On March 29, 1995, as part of a broader Notice of Proposed Rulemaking ("NOPR") related to open-access transmission and stranded costs, and designed to facilitate the development of a competitive market, the FERC expressed support for the principle that utilities are entitled to full recovery of their "legitimate and verifiable" stranded costs at both the state and federal levels. Earlier, the MPUC had initiated a rulemaking proceeding on stranded costs at the retail level with a preliminary proposal that supported recovery of stranded costs, but that contained significant mitigation requirements which the Company believed would have resulted in non-recovery of significant costs. The MPUC terminated its proceeding after the FERC issued its NOPR to avoid "parallel and duplicative proceedings."

     In 1995 the Maine Legislature commenced a process of developing recommendations for the MPUC on the future structure of the electric utility industry in Maine. A diverse committee appointed by the Maine Legislature failed to reach consensus by its late 1995 deadline.

     As part of the same process, in late January 1996 the Company filed a proposal outlining its recommendations for an orderly transition to competition and adequate reimbursement of its potentially strandable costs with the MPUC. The major elements of the Company's proposed plan are the following:

     (1) The Company's generating assets, contracts and obligations would be separated from its transmission and distribution assets and obligations by distributing shares of a newly formed transmission-and-distribution company to the Company's stockholders;

     (2) Assuming certain necessary changes in the management and operation of the regional transmission grid, retail customers would begin to have the opportunity to purchase unbundled energy directly from suppliers, marketers, or load aggregators in the year 2000, with possible phase-in to total open access to such energy over a period of years;

     (3) Economic and resource-planning regulation of generation would cease, with FERC continuing to regulate transmission, and distribution remaining a franchised monopoly. The entity providing distribution services would be subject to performance-based regulation of its earnings, similar to the Company's present ARP, and the duty to serve would be replaced by a duty to connect customers to the retail generation market; and

     (4) Full recovery of strandable costs would be achieved through a transition charge to all retail customers, with generation-related strandable costs recovered through a transition contract between the generation company and the transmission-and-distribution company. Amounts recovered would include costs of fulfilling obligations under contracts with NUGs, as well as investments (and returns thereon) and other obligations undertaken by the Company in fulfilling its legal duty to serve, with incentives for the Company to mitigate such costs where practicable.

     Substantial opposition has emerged in both the FERC and state proceedings to allowing full recovery of stranded costs, largely from customer groups, and a number of forms of restructuring have been proposed by various groups. The Company expects to expend significant effort on restructuring initiatives at both the state and federal level in 1996, although the timing of any formal recommendations in any proceedings is yet to be determined.

     The Company has substantial exposure to cost stranding relative to its size. As of December 31, 1995, the Company estimates its strandable costs could be approximately $2 billion. These costs represent the excess of the costs of purchased-power obligations and the Company's own generating costs over the market value of the power, and the costs of deferred charges and other regulatory assets. Of the $2 billion, approximately $1.3 billion is related to above-market costs of purchased-power obligations, approximately $200 million is related to estimated net above-market cost of the Company's own generation, and the remaining $500 million is related to deferred regulatory assets.

     The estimated market rate for power is based on existing market conditions and anticipated inflation escalation. The present value of future purchased-power obligations and the Company's generating costs reflects the underlying costs of those sources of generation in place today, with reductions for contract expiration and ongoing depreciation. Deferred regulatory asset totals reflect the current uncollected balances and existing amortization schedules. The Company's strandable-cost exposure is expected to decline over time as the market price of power increases, non-utility generator ("NUG") contracts expire, and regulatory assets are recovered.

     Estimates of strandable costs are highly dependent on estimates of the future market for power. Higher market rates reduce stranded-cost exposure, while lower market rates increase it. In addition to market-related impacts, any estimate of the ultimate level of strandable costs depends on state and federal regulations; the extent, timing and form that competition for electric service will take; the ongoing level of the Company's costs of operations; regional and national economic conditions; growth of the Company's sales; timing of any changes that may occur from state and federal initiatives on restructuring; and the extent to which regulatory policies ultimately address recovery of strandable costs.

     Major cost stranding would have a material adverse effect on the Company's results of operations. The Company believes it is entitled to recover substantially all of its potential strandable costs, but cannot predict when or if open electric energy competition will occur in its service territory, how much it might ultimately be allowed to recover through state or federal regulation, the future market price of electricity, or the timing or implementation of any formal recommendations in any regulatory or legislative proceedings dealing with such issues.

     The Company believes there are many uncertainties associated with any major restructuring of the electric utility industry in Maine. Among them are: the positions that will ultimately be taken by the MPUC on the Company's proposal and other options and proposals submitted in response to the MPUC's request for comments and restructuring plans; the role of the FERC in any restructuring involving the Company and the ultimate positions the FERC will take on relevant issues within its jurisdiction; the extent to which the United States Congress will become involved in resolving or redefining the issues through legislative action and, if so, with what results; whether the necessary political consensus can be reached on the significant and complex issues involved in changing the long-standing structure of the electric-utility industry; and, particularly with respect to the Company, to what extent the Company will be permitted to recover its strandable costs.

Non-utility Generation

     After enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA") and companion legislation in Maine, the Company became an industry leader in developing supplies of energy from non-utility generators ("NUGs"), including cogeneration plants and small power producers. These sources supplied 3.7 billion kilowatt-hours of electricity to the Company in 1995, representing 37 percent of total generation, the same percentage as in 1994, and the Company expects to obtain approximately 42 percent of its energy from these sources in 1996. The Company's contracts with non-utility generators, however, which were entered into pursuant to the mandates of PURPA and vigorous state implementation of its policies, have contributed the largest part of the Company's increased costs and the resulting rate increases in recent years prior to 1995, and constitute the largest part of the Company's strandable costs.

     PURPA provided substantial economic incentives to NUGs by allowing cogenerators and small power producers to sell their entire electrical output to an electric utility at the utility's avoided-cost rate, which has often been substantially higher than market rates, while purchasing their own electric energy requirements at the utility's established rate for that customer class. Thus the Company in a number of cases has been required to pay a higher price for energy purchased from a NUG than the NUG, which in some cases is a large customer of the Company, has paid the Company for the NUG's energy requirements. In addition, with the current surplus of relatively low-cost power in the New England market, prices paid by the Company under NUG contracts are often well above current wholesale market prices.

     The Company's NUG contracts generally have had terms of five to 30 years, and expiration dates ranging from 1997 to 2021. They require the Company to purchase the energy at specified prices per kilowatt-hour. As of December 31, 1995, facilities having 538 megawatts of capacity covered by these contracts were in service. The costs of purchases under all of these contracts amounted to $314.4 million in 1995, $373.5 million in 1994, and $360.7 million in 1993.

     Because of the upward price pressure resulting in large part from costs associated with its NUG contracts, the Company has been taking steps to reduce those costs. The Company has reached agreement with a number of NUGs to buy out their contracts or to give the Company options to restructure their contracts through lump-sum or periodic payments. The Company restructured 37 contracts representing 297 megawatts of capacity that the Company believes should result in approximately $260 million in fuel savings over the next five years.

     Pursuant to one NUG contract buy-out, Aroostook Valley Electric Company ("AVEC"), a wholly-owned subsidiary of the Company, acquired a 33-megawatt wood-fired generating plant in Fort Fairfield, in northern Maine. AVEC reduced the operating costs of the plant and, after competitive bidding, was awarded a 12.5-megawatt contract to supply the Town of Houlton municipal electric utility, which is outside the Company's retail service territory, at wholesale for ten years starting January 1, 1996.

     In accordance with prior MPUC policy and the ARP, $125 million of buyout or restructuring costs since January 1992 has been included in Deferred Charges and Other Assets on the Company's balance sheet and will be amortized over their respective fuel savings periods. The Company will continue to seek opportunities to reduce its NUG costs, but cannot predict what level of additional savings it will be able to achieve.

Maine Yankee Atomic Power Company

     The Company owns a 38 percent stock interest in Maine Yankee, which owns and operates the Maine Yankee Plant and is entitled under a cost-based power contract to an approximately equal percentage of the Maine Yankee Plant's output. The Maine Yankee Plant has been in commercial operation since 1972 and has generally produced power at a cost among the lowest in the country for nuclear plants. In 1994 the Maine Yankee Plant produced 6.6 billion kilowatt-hours of electric power, its second highest total ever, at an average cost of 2.6 cents per kilowatt-hour.

     The Maine Yankee Plant, like other pressurized water reactors, experienced degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. During the refueling-and-maintenance shutdown that commenced in early February 1995, Maine Yankee detected through new inspection methods increased degradation of the Plant's steam generator tubes. Approximately 60 percent of the Plant's 17,000 steam generator tubes appeared to have defects to some degree. Mitigating the problem by plugging additional tubes was therefore not a viable option.

     Following a detailed analysis of safety, technical, and financial considerations, Maine Yankee repaired the tubes by inserting and welding short reinforcing sleeves of an improved material in substantially all of the Plant's steam generator tubes; this was completed in December 1995. The project caused Maine Yankee to incur additional costs during 1995, with the Company being responsible for its pro-rata share. The Company has also incurred substantial incremental costs for replacement power.

     The Company's share of the repair costs of approximately $10 million was less than the $15-million estimate recorded during the second quarter of 1995, resulting in a reversal of approximately $5 million of Purchased power-capacity expense in the fourth quarter of 1995. The earnings impact was $0.18 per share, net of taxes. Both the Company and Maine Yankee implemented significant cost-reduction measures to partially offset the additional costs. In addition to its share of costs related to the steam-generator repairs, the Company's incremental replacement-power costs during the outage totaled approximately $29 million or $0.52 per share, net of taxes, for 1995.

     With the effective termination of the reconcilable fuel-and-purchased-power adjustment under the ARP, costs of replacement power during a Maine Yankee outage have been treated like other Company expenses, i.e., subject to the ARP's price-index mechanism, and were not deferred and collected through a specific fuel-rate adjustment, as under pre-1995 ratemaking. Under the ARP, no additional price increase other than the 2.43-percent increase effective July 1, 1995, associated with the price index, could take effect in 1995 as a result of the Maine Yankee outage.

     On December 4, 1995, when the sleeving project was substantially complete, Maine Yankee obtained a copy of a letter from the Union of Concerned Scientists, an organization with a history of opposing nuclear power, to a State of Maine nuclear safety official based on documentation from an anonymous employee or former employee of Yankee Atomic Electric Company ("Yankee"), an affiliate of the Company and Maine Yankee that has regularly performed nuclear engineering and related services for Maine Yankee and other nuclear plant operators. The letter contained allegations that Yankee knowingly performed inadequate analyses to support two license amendments to increase the rated thermal power at which the Maine Yankee Plant could operate. It was further alleged in the letter that Maine Yankee deliberately misrepresented the analyses to the NRC in seeking the license amendments and in other contexts. The allegedly inadequate analyses related to the operation of the Plant's emergency core cooling system ("ECCS") and the calculation of the Plant containment's peak postulated accident pressure, both under certain assumed accident conditions. The analyses were used in support of license amendments that authorized Plant power uprates from 2440 megawatts thermal, a level equal to approximately 90 percent of the maximum electrical capability of the Plant, to its current 100-percent rated level of 2700 megawatts thermal.

     In response to technical issues raised by the allegations, the NRC initiated a special technical review of the safety analyses performed by Yankee relating to Maine Yankee's license amendment applications for the power uprates. At the same time, Maine Yankee and Yankee initiated intensive internal investigations of the allegations, including an investigation by an outside law firm of any possible wrongdoing, and provided responsive information and documentation to the NRC. Subsequently, the NRC informed Maine Yankee that the allegations would be the subject of investigations by the NRC's Office of Investigations and the Office of the Inspector General.

     On January 3, 1996, the NRC issued an order that limited the power output of the Maine Yankee Plant to approximately 90 percent of its rated maximum until the NRC had reviewed and approved a Plant-specific ECCS analysis and ordered that internal containment pressure be limited until the NRC had reviewed the design-basis analysis of containment pressure. The order further contained a request for information prior to restart, which Maine Yankee satisfied.

     On January 10, 1996, Maine Yankee filed with the NRC information specified in the order that it believed supported operation of the Plant at up to 90 percent of the Plant's capability. In its submittal Maine Yankee also notified the NRC that it expected to proceed with initial operation of the Plant on January 11, 1996, and the Plant commenced operation on that day. The Plant began normal operation at a 90-percent level on January 24, 1996.

     The Company cannot predict whether or when the Plant will attain a 100-percent operating level, or the results of the internal and external investigations of the allegations brought to Maine Yankee's attention on December 4, 1995. Maine Yankee has stated that it intends, however, to pursue its internal investigation diligently and cooperate with the governmental investigations, and believes that after it develops the information requested by the NRC for operation of the Plant at full capacity it should be able to operate the Plant at that level while meeting all applicable NRC safety requirements.

     For further discussion of Maine Yankee issues, see Item 2, Properties, "Existing Facilities".

Financing and Related Considerations

     Financing and Refinancing in 1995. During 1995 the Company issued $30 million of notes under its $150-million Medium-Term Note program at an average interest rate of 7.45 percent and an average life of 3 years. Notes in the amount of $73 million (including $8 million classified as short-term) matured during the year, decreasing the total outstanding notes at the end of 1995 to $92 million, from $135 million at the end of 1994.

     In October 1994 the Company issued a note in the amount of $66.4 million to the Finance Authority of Maine ("FAME") in connection with a $79.3 million note issued by FAME, a state agency, under a 1994 Maine law designed to assist electric utilities in buying out or restructuring high-cost NUG contracts. For a complete discussion of this transaction, see Note 3 of Notes to Consolidated Financial Statements, "Regulatory Matters" - "Non-Utility Generators", which is incorporated herein and made a part hereof.

     In November 1994 the Company entered into a Competitive Advance and Revolving Credit Facility (revolving-credit facility), with several banks and Chemical Bank, as agent for the lenders, to provide up to $80 million of short-term revolving-credit loans, which in November 1995 was extended to October 15, 1996. The revolving-credit facility supplements an earlier $50-million revolving-credit agreement and replaced the Company's $73 million of individual bank lines of credit it had formerly maintained.

     Shareholder Rights Plan. In September 1994 the Board of Directors of the Company adopted a shareholder-rights plan and declared a dividend of one common-share purchase right for each outstanding share of common stock of the Company. The dividend was distributed to the shareholders of record in October 1994.

     The plan was designed to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. The plan could also have had the effect of delaying, deferring or preventing a takeover or change in control of the Company that had not been approved by the Board of Directors.

     On May 24, 1995, the shareholders of the Company, by a vote of 50.36 percent to 49.64 percent, approved a shareholder proposal at the Company's annual meeting of shareholders recommending termination of the plan. On July 19, 1995, the Board of Directors of the Company terminated the plan, and the rights that had earlier been distributed by dividend action were redeemed on August 28, 1995.

     Securities Ratings. The current ratings assigned the Company's securities by the three major securities-rating agencies, Standard & Poor's Corp. ("S&P"), Moody's Investors Service ("Moody's") and Duff & Phelps Credit Rating Co. ("D&P"), are shown below:

                Mortgage         Unsecured        Commercial        Preferred
                 Bonds             Notes            Paper             Stock

S&P             BB+              BB               B                 B+
Moody's         Baa2             Baa3             P2                Baa3
D&P             BBB-             BB+              D3                BB

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

     In addition, state regulations restrict the sulfur content and other characteristics of the fuel oil burned at the Company's William F. Wyman Station in Yarmouth, Maine. The Company believes that it will continue to be able to obtain a sufficient supply of oil with the required specifications, subject to unforeseen events and the factors influencing the availability of oil discussed under Item 2, Properties, "Fuel Supply", below.

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

     For a discussion of a continuing matter in which the Company has been named a potentially responsible party by the EPA with respect to the disposal of certain toxic substances, see Item 3, Legal Proceedings, under the caption "PCB Disposal", below.

     Electromagnetic Fields. Public concern has arisen in recent years as to whether electromagnetic fields associated with electric transmission and distribution facilities and appliances and wiring in buildings ("EMF") contribute to certain public health problems. This concern has resulted in some areas in opposition to existing or proposed utility facilities, requests for new legislative and regulatory standards, and litigation. On the basis of the scientific studies to date, the Company believes that no persuasive evidence exists that would prove a causal relationship or justify substantial capital outlays to mitigate the perceived risks. Although the Company has suffered no material effect as a result of this concern, the Company since 1988 has been compiling and disseminating through a regular periodic publication information on all related studies and published materials as a central clearing house for such information, as well as providing such information to its customers. The Company intends to continue to monitor all significant developments in this field.

     Capital Expenditures. The Company estimates that its capital expenditures for environmental purposes for the five years from 1991 through 1995 totaled approximately $23.1 million. The Company cannot presently predict the amount of such expenditures in the future, as such estimates are subject to change in accordance with changes in applicable environmental regulations.

Employee Information

     A local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO) represents operating and maintenance employees in each of the Company's operating divisions, and certain office and clerical employees. At December 31, 1995, the Company had 1,659 full-time employees, of whom approximately 45 percent are represented by the union. At the end of 1990 the Company had 2,322 full-time employees. The reduction in the number of full-time employees from 1991 through 1995 was due largely to the implementation of an early-retirement program and other efficiency measures in 1991 and 1992, further staff reductions in the first quarter of 1994 in connection with the Company's restructuring and cost-reduction program and another early-retirement program in mid-1995.

     In November 1991 the Company and the union agreed to a three-year labor contract extension that provided for annual wage increases of 3 percent, 3 percent, and 3.5 percent for the three years ended May 1, 1995. In April 1995 the Company and the union agreed to another three-year extension that provided for an annual wage increase of 2 percent on May 1, 1995, 2 percent on May 1, 1996, and a reopening of wage negotiations for the year commencing May 1, 1997.

Item 2.   PROPERTIES.

Existing Facilities

     The electric properties of the Company form a single integrated system which is connected at 345 kilovolts and 115 kilovolts with the lines of Public Service Company of New Hampshire at the southerly end and at 115 kilovolts with Bangor Hydro-Electric Company at the northerly end of the Company's system. The Company's system is also connected with the system of The New Brunswick Power Corporation and with Bangor Hydro-Electric Company, in each case through the 345-kilovolt interconnection constructed by MEPCO, a 78 percent-owned subsidiary of the Company. At December 31, 1995, the Company had approximately 2,288 circuit-miles of overhead transmission lines, 18,967 pole-miles of overhead distribution lines and 1,261 miles of underground and submarine cable. The maximum one-hour firm system net peak load experienced by the Company during the winters of 1995 and 1996 was approximately 1,321 megawatts on January 11, 1995. At the time of the peak, the Company's net capability was 1,855 megawatts.

     The Company operates 30 hydroelectric generating stations with an estimated net capability of 369 megawatts and purchases an additional 99 megawatts of non-utility hydroelectric generation in Maine. It is currently re-evaluating some of its older hydroelectric plants in conjunction with efforts to obtain new federal operating licenses, with the objective of increasing their output and extending their usefulness. The Company also operates one oil-fired steam-electric generating station, William F. Wyman Station in Yarmouth, Maine. The Company's share of William F. Wyman Station has an estimated net capability of 589 megawatts. The oil-fired station is located on tidewater, permitting waterborne delivery of fuel. The Company also has internal combustion generating facilities with an estimated aggregate net capability of 41 megawatts.

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

     In February 1992, the Board of Directors of Yankee Atomic, after concluding that it would be uneconomic to continue to operate, decided to permanently discontinue power operation at the Yankee Atomic plant and to decommission that facility. The Company had relied on Yankee Atomic for less than one percent of the Company's system capacity. Its 9.5-percent equity investment in Yankee Atomic is approximately $2.2 million. Currently, purchased-power costs billed to the Company, which include the estimated cost of the ultimate decommissioning of the unit, are collected by the Company from its customers through the Company's rates.

     In 1993 the FERC approved a settlement agreement regarding the decommissioning plan, recovery of plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. The Company has estimated its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant, to be approximately $21.4 million. This estimate, which is subject to ongoing review and revision, has been recorded by the Company as a regulatory asset and a liability on the Company's balance sheet. As part of the MPUC's decision in the Company's 1993 base-rate case, the Company's current share of costs related to the deactivation of Yankee Atomic is being recovered through rates.

     The Company's share of the capacity of the four operating nuclear generating plants, as of December 31, 1995, amounted to the following:

Maine Yankee                  330 MW       Connecticut Yankee          35 MW
Vermont Yankee                 19 MW       Millstone 3                 29 MW

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

     On March 7, 1996, the NRC requested certain information from Northeast Utilities ("NU"), the operator and majority owner of Millstone 3, and from Connecticut Yankee, and notified them that the NRC was commencing extensive on-site inspection work to provide an assessment of the two units' conformance to regulatory requirements. Two other nuclear units owned and operated by NU, Millstone 1 and Millstone 2, were already the subjects of similar inspections by the NRC. The Company cannot predict the results of those inspections.

     MEPCO owns and operates a 345-kilovolt transmission interconnection, completed in 1971, extending from the Company's substation at Wiscasset to the Canadian border where it connects with a line of The New Brunswick Power Corporation ("NB Power") under a 25-year interconnection agreement. MEPCO transmits power between NB Power and various New England utilities under separate agreements.

     NEPOOL, of which the Company is a member, contracted in connection with its Hydro-Quebec projects to purchase power from Hydro-Quebec. The contracts entitle the Company to 85.9 megawatts of capacity credit in the winter and 127.25 megawatts of capacity credit during the summer. The Company also entered into facilities-support agreements for its share of the related transmission facilities, with its share of the support responsibility and of associated benefits being approximately 7 percent of the totals. The Company is making facilities-support payments on approximately $30.6 million, its share of the construction cost for the transmission facilities incurred through December 31, 1995.

     Maine Yankee Decommissioning. Effective in 1988 Maine Yankee began collecting $9.1 million annually for decommissioning the Maine Yankee plant, based on a FERC-approved funding level of $167 million. In 1994, Maine Yankee, pursuant to FERC authorization, increased its annual collection to $14.9 million and reduced its return on common equity to 10.65 percent, for a total increase in rates of approximately $3.4 million. The increase in decommissioning collection was based on the estimated cost of decommissioning the Maine Yankee Plant, assuming dismantlement and removal, of $317 million (in 1993 dollars) based on a 1993 external engineering study. The estimated cost of decommissioning nuclear plants is subject to change due to the evolving technology of decommissioning and the possibility of new legal requirements. Maine Yankee's accumulated decommissioning funds were $132.8 million (including actual interest earned) as of December 31, 1995, with an adjusted market value as of that date of $142.1 million.

     Maine Yankee Low-Level Waste Disposal. The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required operating disposal facilities to accept low-level nuclear waste from other states until December 31, 1992. Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and therefore became subject to surcharges on its waste and did not have access to regulated disposal facilities after the end of 1992. Maine Yankee then began storing all low-level waste generated at an on-site storage facility. On July 1, 1995, however, the State of South Carolina restored access to its facility and Maine Yankee began to ship low-level waste to the South Carolina facility for disposal.

     The states of Maine, Texas and Vermont have been pursuing the implementation of a compact for the disposal of low-level waste at a site in Texas. The ratification bill for the compact is before Congress for consideration at its 1996 session. The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to the Company by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. The Maine Low-Level Radioactive Waste Authority suspended its search for a suitable disposal site in Maine and, as of June 30, 1994, ceased operations.

     In the event the required ratification by Congress is not obtained, subject to continued NRC approval, Maine Yankee has said it will ship low-level waste offsite for disposal in South Carolina or other available sites as long as such sites are available, reserving its capacity to store approximately ten to twelve years' production of low-level waste at its facility at the Plant site. Subject to obtaining necessary regulatory approval, Maine Yankee could also build a second facility on the Plant site. Maine Yankee believes it is probable that it will have adequate storage capacity for such low-level waste available on-site, if needed, through the current licensed operating life of the Plant.

     The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals required for on-site storage will be obtained, but Maine Yankee has stated that it intends to utilize its on-site storage facility as well as dispose of low-level waste at the South Carolina site or other available sites in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

     Nuclear Insurance. The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. Coverage for the liability is provided for by existing private insurance and retrospective assessments for costs in excess of those covered by insurance, up to $79.3 million for each reactor owned, with a maximum assessment of $10 million per reactor in any year. Based on the Company's stock ownership in four nuclear generating facilities and its 2.5 percent direct ownership interest in the Millstone 3 nuclear unit, the Company's retrospective premium could be as high as $6 million in any year, for a cumulative total of $47.6 million, exclusive of the effect of inflation indexing and a 5-percent surcharge in the event that total public liability claims from a nuclear incident should exceed the funds available to pay such claims.

     In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities mentioned above carry additional nuclear property-damage insurance. This additional insurance is provided from commercial sources and from the nuclear electric utility industry's insurance company through a combination of current premiums and retrospective premium adjustments. Based on current premiums and the Company's indirect and direct ownership in nuclear generating facilities, this adjustment could range up to approximately $11.6 million annually.

     For a discussion of issues relating to Maine Yankee's spent nuclear fuel disposal, see "Fuel Supply" - "Nuclear", below.

Construction Program

     The Company's plans for improvements and expansion of generating, transmission and distribution facilities and power-supply sources are under continuing review. Actual construction expenditures depend on the availability of capital and other resources, load forecasts, customer growth, and general business conditions. Recent economic and regulatory considerations have led the Company to hold its planned 1996 capital investment outlays, including deferred demand-side management expenditures, to minimum levels. During the five-year period ended December 31, 1995, the Company's construction and acquisition expenditures amounted to $293.4 million (including investment in jointly-owned projects and excluding MEPCO). The program is currently estimated at approximately $67 million for 1996 and $267 million for 1997 through 2000.

     The following table sets forth the Company's estimated capital expenditures as discussed above:

                                                 1997-
                                        1996     2000      Total
Type of Facilities                      (Dollars in Millions)

Generating Projects                      $13      $ 49      $ 62
Transmission                               4        16        20
Distribution                              30       132       162
General facilities and Other              20        70        90

Total                                    $67       267      $334

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

NEPOOL

     The Company is a member of NEPOOL, which is open to all investor-owned, municipal and cooperative electric utilities in New England under an agreement in effect since 1971 that provides for coordinated planning and operation of approximately 99 percent of the electric power production, purchases and transmission in New England. The NEPOOL Agreement imposes obligations concerning generating capacity reserve and the use of major transmission lines, and provides for central dispatch of the region's facilities. The members of NEPOOL are re-examining the structure and operation of NEPOOL in view of issues arising in connection with the anticipated restructuring of the electric-utility industry.

Fuel Supply

     The Company's total kilowatt-hour production by energy source for each of the last two years and as estimated for 1996 (assuming normal operation of the Maine Yankee Plant) is shown below:

                                                   Actual              Estimated
Source                                              1994       1995        1996

Nuclear (principally from Maine
Yankee) ....................................         29%          7%         31%
Hydro ......................................         13          15          16
Oil ........................................         12          21           5
Non-utility ................................         37          37          42
Other purchases ............................          9          20           6
                                                    100%        100%        100%

     The 1996 estimated kilowatt-hour output from oil and purchased power may vary depending upon the relative costs of Company-generated power and power purchased through independent producers and other sources.

     Oil. The Company's William F. Wyman Station in Yarmouth, Maine, and its internal combustion electric generating units are oil-fired. The Company's last contract for the supply of fuel oil requirements at market prices was allowed to expire in 1993. Since then the Company has been purchasing its fuel-oil requirements on the open market.

     The average cost per barrel of fuel oil purchased by the Company during the five calendar years commencing with 1991 was $12.87, $14.02, $13.12, $12.93 and $16.16, respectively. A substantial portion of the fuel oil burned by the Company and the other member utilities of NEPOOL is imported. The availability and cost of oil to the Company, both under contract and in the open market, could be adversely affected by policies and events in oil-producing nations and other factors affecting world supplies and domestic governmental action.

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

     Maine Yankee has entered into a contract with the United States Department of Energy ("DOE") for disposal of its spent nuclear fuel, as required by the Nuclear Waste Policy Act of 1982, pursuant to which a fee of one dollar per megawatt-hour is currently assessed against net generation of electricity and paid to the DOE quarterly. Under this Act, the DOE has assumed the responsibility for disposal of spent nuclear fuel produced in private nuclear reactors. In addition, Maine Yankee is obligated to make a payment with respect to generation prior to April 7, 1983 (the date current DOE assessments began). Maine Yankee has elected under terms of this contract to make a single payment of this obligation prior to the first delivery of spent fuel to DOE, scheduled to begin no earlier than 1998. The payment will consist of $50.4 million (all of which Maine Yankee has previously collected from its customers, but for which a reserve was not funded), which is the approximate one-time fee charge, plus interest accrued at the 13-week Treasury Bill rate compounded on a quarterly basis from April 7, 1983, through the date of the actual payment. Current costs incurred by Maine Yankee under this contract are recoverable under the terms of its Power Contracts with its sponsoring utilities, including the Company. Maine Yankee has accrued and billed $63.8 million of interest cost for the period April 7, 1983, through December 31, 1995.

     Maine Yankee has formed a trust to provide for payment of its long-term spent fuel obligation, and is funding the trust with deposits at least semiannually which began in 1985, with currently projected semiannual deposits of approximately $1.8 million through December 1997. Deposits are expected to total approximately $73.2 million, with the total liability, including interest due at the time of disposal, estimated to be approximately $126.5 million at January 31, 1998. Maine Yankee estimates that trust fund deposits plus estimated earnings will meet this total liability if funding continues without material changes.

     Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Maine Yankee Plant will be reached in 1999 and after 1996 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, Maine Yankee elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Maine Yankee Plant for more compact storage and in March 1994 the NRC granted its authorization. Installation of the new racks is scheduled for 1996. Maine Yankee believes that the replacement of the fuel racks will provide adequate storage capacity through the Maine Yankee Plant's licensed operating life. Maine Yankee has stated that it cannot predict with certainty whether or to what extent the storage capacity limitation at the plant will affect the operation of the plant or the future cost of disposal.

     Federal legislation enacted in December 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provided for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandoned plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. In late 1989 the DOE announced that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998. Additional delays due to political and technical problems are probable.

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

     In July 1994, the EPA approved changes to the remedy it had previously selected, the principal change being to adjust the soil cleanup standard to 10 parts per million from the standard of one part per million established in the EPA's 1989 Record of Decision, on the part of the site where PCBs were found in their highest concentration. The EPA stated that the purpose of adjusting the standard of cleanup was to accommodate the selected technology's current inability to reduce PCBs and other chemical components on the site to the original standard.

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

     The Company believes that its share of the remaining costs of the cleanup under the new method could total approximately $3.5 million to $5 million. This estimate is net of an agreed partial insurance recovery and the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued, or from any other parties. The Company has recorded an estimated liability of $3.5 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. In addition, the Company has deferred as a regulatory asset $3.9 million of costs incurred through December 31, 1995.

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

Item 4     SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS.

      Not applicable.

Item 4.1   EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following are the present executive officers of the Company with all positions and offices held. There are no family relationships between any of them, nor are there any arrangements or understandings pursuant to which any were selected as officers.

Name, Age, and Year
First Became Officer                            Office

David M. Jagger, 54, 1996          Chairman of the Board of Directors

Charles H. Abbott, 60, 1996        Vice Chairman of the Board of Directors

David T. Flanagan, 48, 1984        President and Chief Executive Officer, and
                                   Director

Arthur W. Adelberg, 44, 1985       Vice President, Law and Power Supply

Richard A. Crabtree, 49, 1978      Vice President, Retail Operations

David E. Marsh, 48, 1986           Vice President, Corporate Services, Treasurer
                                   and Chief Financial Officer

Curtis A. Mildner, 42, 1994        Vice President, Marketing

Gerald C. Poulin, 54, 1984         Vice President, Generation and Technical
                                   Support

Robert E. Tuoriniemi, 39, 1995     Comptroller

William M. Finn, 59, 1984          Secretary and Clerk

     Each of the executive officers has for the past five years been an officer or employee of the Company except Messrs. Jagger and Abbott, who have been non-employee directors since 1988, and Mr. Mildner. Mr. Mildner joined the Company as Vice President, Marketing, on February 7, 1994. Prior to his employment by the Company, he had been employed since 1987 by Hussey Seating Company of Berwick, Maine, as Vice President, Marketing, and in related capacities.

                                     PART II

Item 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange. As of March 15, 1996, there were 43,053 holders of record of the Company's common stock.
                  Price Range of and Dividends on Common Stock

                              Market Price          Dividends
                           High          Low        Declared
1995
First Quarter              $14 1/8      $10 3/4       $0.225
Second Quarter              12 5/8       10 1/4        0.225
Third Quarter               13 1/2       11            0.225
Fourth Quarter              15 1/8       13            0.225

1994
First Quarter              $15          $12           $0.225
Second Quarter              12 3/4       10 5/8        0.225
Third Quarter               12 1/8       10 7/8        0.225
Fourth Quarter              13 3/4       10 3/4        0.225

     Under the most restrictive terms of the indenture securing the Company's General and Refunding Mortgage Bonds and of the Company's Articles of Incorporation, no dividend may be paid on the common stock of the Company if such dividend would reduce retained earnings below $29.6 million. At December 31, 1995, the Company's retained earnings were $51.5 million, of which $21.9 million was not so restricted. Future dividend decisions will be subject to future earnings levels and the financial condition of the Company and will reflect the evaluation by the Company's Board of Directors of then existing circumstances.

Item 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1991 through 1995. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1991 through 1995 are derived from the audited consolidated financial statements of the Company.

Selected Consolidated Financial Data

(Dollars in Thousands, Except
 Per Share Amounts)                        1995             1994            1993            1992            1991

Electric operating revenue             $  916,016       $  904,883      $  893,577      $  877,695      $  866,539
Net income (loss)                          37,980          (23,265)         61,302          63,583          59,134
Long-term obligations                     622,251          638,841         581,844         499,029         518,625
Redeemable preferred stock                 67,528           80,000          80,000          40,750          43,500
Total assets                            1,992,919        2,046,007       2,004,862       1,690,005       1,574,501
Earnings (loss) per common share            $0.86           $(1.04)         $ 1.65           $1.85           $1.82
Dividends declared per common share         $0.90            $0.90           $1.395          $1.56           $1.56


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The information required to be furnished in response to this Item is submitted as pages 1 to 16 of Exhibit 13-1 hereto (the Company's Annual Report to Shareholders for the year ended December 31, 1995), which pages are hereby incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA.

     The information required to be furnished in response to this Item is submitted as pages 17 through 55 of Exhibit 13-1 hereto (the Company's Annual Report to Shareholders for the year ended December 31, 1995), which pages are hereby incorporated herein by reference. For ease of reference, the following is a listing of financial information incorporated by reference to Exhibit 13-1 hereto, which shows the page number or numbers of said Exhibit on which such information is presented.

              Financial Information          Page(s) of Exhibit 13-1

Management report on responsibility
  for financial reporting                                   55

Consolidated statement of earnings for
  the three years ended December 31,
  1995, 1994 and 1993                                       17

Consolidated balance sheet as of
  December 31, 1995 and 1994                                18

Consolidated statement of cash flows for
  the three years ended December 31, 1995,
  1994 and 1993                                          20-21

Consolidated statement of capitalization
  and interim financing as of
  December 31, 1995 and 1994                             22-23

Consolidated statement of changes
  in common stock investment for the
  three years ended December 31, 1995,
  1994 and 1993                                             24

Notes to consolidated financial statements                  25

Supplementary quarterly financial
  data (unaudited)                                       53-54


Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT.

     See the information under the heading "Election of Directors" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 22, 1996, and Item 4.1, Executive Officers of the Registrant, above, both of which are hereby incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION.

     See the information under the heading "Board Committees, Meetings and Compensation" and the heading "Executive Compensation" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 22, 1996, which is hereby incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.

     See  the  information  under  the  heading  "Security   Ownership"  in  the
registrant's definitive proxy material for its annual meeting of shareholders to be held on May 22, 1996, which is hereby incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the heading, "Board Committees, Meetings and Compensation" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 22, 1996, which is hereby incorporated herein by reference.

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K.

     (a) Listing of Exhibits. The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of 1995 and thereafter to date:

Date of Report                                    Items Reported

December 4, 1995                                     Item 5

     The Company reported on the extended outage at the Maine Yankee Atomic Power Company nuclear generating plant, including a Nuclear Regulatory Commission investigation of anonymous allegations of wrongdoing by Maine Yankee, and the Company reported re-starting of the plant on January 11, 1996.

Date of Report                                    Items Reported

January 25, 1996                                     Item 5

     On January 25, 1996, the Company announced its financial results for 1995. The Company also reported on its filing of a restructuring plan with the MPUC on January 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Augusta, and State of Maine on the 29TH day of March, 1996.

                                    CENTRAL MAINE POWER COMPANY




                                    By
                                        David E. Marsh
                                        Vice President, Corporate Services,
                                        Treasurer, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      Signature                    Title                        Date

                             President and               March 29, 1996
  David T. Flanagan          Chief Executive
  (Principal Executive       Officer; Director
   Officer)

                             Vice President,             March 29, 1996
  David E. Marsh             Corporate Services,
  (Principal Financial       Treasurer, and,
   Officer)                  Chief Financial
                             Officer

                             Comptroller                 March 29, 1996
  Robert E. Tuoriniemi
  (Principal Accounting
   Officer)

                             Chairman of the             March 29, 1996
  David M. Jagger            Board of Directors

                             Vice Chairman of the        March 29, 1996
  Charles H. Abbott          Board of Directors

                             Director                    March 29, 1996
  Charleen M. Chase

                             Director                    March 29, 1996
  E. James Dufour

                             Director                    March 29, 1996
  Robert H. Gardiner

                             Director                    March 29, 1996
  Charles E. Monty

                             Director                    March 29, 1996
  Peter J. Moynihan

                             Director                    March 29, 1996
  Robert H. Reny

                             Director                    March 29, 1996
  Kathryn M. Weare

                             Director                    March 29, 1996
  Lyndel J. Wishcamper

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
Central Maine Power Company

We have audited the consolidated financial statements and the financial statement schedule of Central Maine Power Company and subsidiary listed in Item 8 and Item 14(a) of this Form 10-K as of and for the years ended December 31, 1995 and 1994. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Maine Power Company and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          Coopers & Lybrand L.L.P.

Portland, Maine
January 24, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Central Maine Power Company:

We have audited the accompanying consolidated statements of earnings, changes in common stockholders' investment and cash flows for the year ended December 31, 1993. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations of Central Maine Power Company and subsidiaries and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the accompanying index of schedules included in response to Item 14(a) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule for 1993 has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 1994

                                                   Central Maine Power Company
                                                        Form 10-K - 1995
                                                          Schedule VIII
                                                            Page 1 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1995
                             (Dollars in Thousands)



                                                                  Additions
                                                   Charged        Charged to
                                 Balance           to costs         other                            Balance
                               at Beginning          and           accounts-        Deductions         at end
Description                     of Period          Expenses        describe         -describe        of period

Reserves deducted from
assets to which they apply:


  Uncollectible accounts            $ 3,301          $4,407        $                $ 4,395(A)         $ 3,313

Reserves not applied
against assets:

  Casualty and insurance            $ 1,275          $1,274           $273(B)       $ 1,547(C)         $ 1,275
  Workers' compensation               6,400                                                              6,400
  Hazardous material
   clean-up                          10,000                                           6,460(D)           3,540
  Postemployment benefits             1,045                                           1,045(E)
  Compensation                        2,344                                           2,344(E)               -
  Interest on IRS issues              1,000                                           1,000(F)
     Total                          $22,064          $1,274           $273          $12,396            $11,215
Notes:        (A)    Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
              (B)    Amounts charged to capital accounts.
              (C)    Principally payments for various injuries and damages and expenses in connection therewith.
              (D)    To adjust the estimated minimum liability balance for a change in clean-up method.
              (E)    Amounts transferred to deferred credit account.
              (F)    Reversal of reserve.

                                       F-6

                                                  Central Maine Power Company
                                                       Form 10-K - 1995
                                                         Schedule VIII
                                                          Page 2 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1994
                             (Dollars in Thousands)



                                                  Additions
                                                   Charged        Charged to
                                 Balance           to costs          other                            Balance
                               at Beginning          and           accounts-        Deductions         at end
Description                     of Period          Expenses        describe         -describe        of period

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

                                             Central Maine Power Company
                                                  Form 10-K - 1995
                                                    Schedule VIII
                                                     Page 3 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1993
                             (Dollars in Thousands)

                                                 Additions
                                Balance           Charged          Charged to
                              at Beginning       to costs            other                              Balance
                               of Period           and             accounts-         Deductions          at end
Description                                      Expenses          describe           -describe        of period

Reserves deducted from
assets to which they apply:

  Uncollectible accounts        $ 2,250            $5,548          $                  $ 5,094(A)         $ 2,704

Reserves not applied
against assets:

  Casualty and insurance        $ 1,077            $1,123           $  272(B)         $ 1,397(C)         $ 1,075
  Workers' compensation           6,400                                                                    6,400
  Hazardous material
   clean-up                       2,981                              5,019(D)           1,172(E)           6,828
  Millstone III sales tax           423                                                   423(F)
  Obsolete inventory                250                                                   250(G)
  Revenue adjustment of
   tax flowback                   9,990                                                 9,990(H)
  Compensation                      499               483               46(D)             847(B)             181
     Total                      $21,620            $1,606           $5,337            $14,079            $14,484
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

                             ENDED DECEMBER 31, 1995



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

                      Not Applicable.
     EXHIBIT 3:       ARTICLES OF INCORPORATION AND BY-LAWS
                      Incorporated herein by reference:
         3-1          Articles of Incorporation, as amended.               Annual Report on Form 10-K        3.1
                                                                           for year ended December 31,
                                                                           1992
         3-2          Bylaws, as amended.                                  Annual Report on Form 10-K        3.2
                                                                           for the year ended
                                                                           December 31, 1990
     EXHIBIT 4:       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
                      Incorporated herein by reference:
         4-1          General and Refunding Mortgage between the Company   2-58251                           2.18
                      and The First National Bank of Boston, as Trustee,
                      dated as of April 15, 1976, relating to the Series
                      A Bonds.
         4-2          First Supplemental Indenture dated as of March 15,   2-60786                           2.19
                      1977 to the General and Refunding Mortgage.
         4-3          Supplemental Indenture to the General and            Annual Report on Form 10-K         A
                      Refunding Mortgage Indenture dated as of             for the year ended
                      October 1, 1978 relating to the Series B Bonds.      December 31, 1978
         4-4          Supplemental Indenture to the General and            Quarterly Report on for the        A
                      Refunding Mortgage Indenture dated as of             quarter ended September 30,
                      October 1, 1979, relating to the Series C Bonds.     1979
        4.10          Supplemental Indenture to the General and            33-9232                           4.16
                      Refunding Mortgage Indenture dated as of December
                      1, 1986, relating to the Series I Bonds.
        4.14          Indenture, dated as of August 1, 1989, between the   33-29626                          4.1
                      Company and The Bank of New York, Trustee,
                      relating to the Medium-Term Notes.
        4.15          First Supplemental Indenture, dated as of            Current Report on Form 8-K        4.15
                      August 7, 1989, relating to the Medium-Term Notes,   dated August 16, 1989
                      Series A, and supplementing the Indenture relating
                      to the Medium-Term Notes.
       4.15.1         Second Supplemental Indenture, dated as of           Current Report on Form 8-K        4.1
                      January 10, 1992, relating to the Medium-Term        dated January 28, 1992
                      Notes, Series B, and supplementing the Indenture
                      relating to the Medium-Term Notes.
       4.15.2         Third Supplemental Indenture, dated as of December   Annual Report on Form 10-K       4.15.2
                      15, 1994, relating to the Medium-Term Notes,         for year ended December 31,
                      Series C, and supplementing the Indenture relating   1994
                      to the Medium-Term Notes.
        4.17          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of            dated September 17, 1991
                      September 15, 1991, relating to the Series N Bonds.
        4.18          Supplemental Indenture to the General and            Current Report on Form 8-K        1.2
                      Refunding Mortgage Indenture, dated as of            dated December 10, 1991
                      December 1, 1991, relating to the Series O Bonds.
        4.19          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.19
                      Refunding Mortgage Indenture, dated as of            for year ended December 31,
                      December 15, 1992, relating to the Series P Bonds.   1992
        4.20          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of February   dated March 1, 1993
                      15, 1993, relating to the Series Q Bonds.
        4.21          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of May 20,    dated May 20, 1993
                      1993, relating to the Series R Bonds.
        4.22          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of August     dated November 30, 1993
                      15, 1993, relating to the Series S Bonds.
        4.23          Supplemental Indenture to the General and            Current Report on Form 8-K        4.2
                      Refunding Mortgage Indenture, dated as of November   dated November 30, 1993
                      1, 1993, relating to the Series T Bonds.
        4.24          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.24
                      Refunding Mortgage Indenture, dated as of April      for year ended December 31,
                      12, 1994, relating to the Series U Bonds.            1994
        4.26          Supplemental Indenture to the General and            Filed herewith
                      Refunding Mortgage Indenture, dated as of February
                      15, 1996, evidencing the succession of State
                      Street Bank and Trust Company as Trustee
     EXHIBIT 9:       VOTING TRUST AGREEMENT
                      Not applicable.
     EXHIBIT 10:      MATERIAL CONTRACTS
                      Incorporated herein by reference:
        10-1          Agreement dated April 1, 1968 between the Company    2-30554                           4.27
                      and Northeast Utilities Service Company relating
                      to services in connection with the New England
                      Power Pool and NEPEX.
        10-2          Form of New England Power Pool Agreement dated as    2-55385                           4.8
                      of September 1, 1971 as amended to November 1,
                      1975.
        10-3          Agreement setting forth Supplemental NEPOOL          2-50198                           5.10
                      Understandings dated as of April 2, 1973.
        10-4          Sponsor Agreement dated as of August 1, 1968 among   2-32333                           4.27
                      the Company and the other sponsors of Vermont
                      Yankee Nuclear Power Corporation.
        10-5          Power Contract dated as of February 1, 1968          2-32333                           4.28
                      between the Company and Vermont Yankee Nuclear
                      Power Corporation.
        10-6          Amendment to Exhibit 10.5 dated as of June 1, 1972.  2-46612                          13-21
        10-7          Capital Funds Agreement dated as of February 1,      2-32333                           4.29
                      1968 between the Company and Vermont Yankee
                      Nuclear Power Corporation.
        10-8          Amendment to Exhibit 10.7 dated as of March 12,      70-4611                           B-3
                      1968.
        10-9          Stockholder Agreement dated as of May 20, 1968       2-32333                           4.30
                      among the Company and the other stockholders of
                      Maine Yankee Atomic Power Company.
        10-10         Power Contract dated as of May 20, 1968 between      2-32333                           4.31
                      the Company and Maine Yankee Atomic Power Company.
       10-10.1        Amendment No. 1 to Exhibit 10-10 dated as of         Annual Report on Form 10-K       10-1.1
                      March 1, 1984.                                       for the year ended
                                                                           December 31, 1985 of Maine
                                                                           Yankee Atomic Power company
                                                                           (File No. 1-6554)
       10-10.2        Amendment No. 2 to Exhibit 10-10 dated as of         Annual Report on Form 10-K       10-1.2
                      January 1, 1984.                                     for the year ended
                                                                           December 31, 1985 of Maine
                                                                           Yankee Atomic Power Company
                                                                           (File No. 1-6554)
       10-10.3        Amendment No. 3 to Exhibit 10-10 dated as of         Annual Report on Form 10-K       10-1.3
                      October 1, 1984.                                     for the year ended
                                                                           December 31, 1985 of Maine
                                                                           Yankee Atomic Power Company
                                                                           (File No. 1-6554)
       10-10.4        Additional Power Contract between the Company and    Annual Report on Form 10-K       10-1.4
                      Maine Yankee Atomic Power Company dated              for the year ended
                      February 1, 1984.                                    December 31, 1985 of Maine
                                                                           Yankee Atomic Power Company
                                                                           (File No. 1-6554)
        10-11         Capital Funds Agreement dated as of May 20, 1968     2-32333                           4.32
                      between the Company and Maine Yankee Atomic Power
                      Company.
       10-11.1        Amendment No. 1 to Exhibit 10-11 dated as of         Annual Report on Form 10-K       10-2.1
                      August 1, 1985.                                      for the year ended
                                                                           December 31, 1985 of Maine
                                                                           Yankee Atomic Power Company
                                                                           (File No. 1-6554)
        10-25         Agreement dated as of May 1, 1973 for Joint          2-48966                          13-57
                      Ownership, Construction and Operation of New
                      Hampshire Nuclear Units among Public Service
                      Company of New Hampshire and certain other
                      utilities, including the Company.
        10-42         Twentieth Amendment to Exhibit 10-25 dated as of     Annual Report on Form 10-K       10-42
                      September 19, 1986.                                  for the year ended
                                                                           December 31, 1986
        10-46         Participation Agreement, dated June 20, 1969 among   2-35073                          4.23.1
                      Maine Electric Power Company, Inc., the Company
                      and certain other utilities.
        10-47         Power Purchase and Transmission Agreement dated      2-35073                          4.23.2
                      August 1, 1969, among Maine Electric Power
                      Company, Inc., the Company and certain other
                      utilities, relating to purchase and transmission
                      of power from The New Brunswick Electric Power
                      Commission.
        10-48         Agreement amending Exhibit 10-47 dated June 24,      2-37987                           4.41
                      1970.
        10-49         Agreement supplementing Exhibit 10-47 dated          2-51545                          5.7.4
                      December 1, 1971.
        10-50         Assignment Agreement dated March 20, 1972, between   2-51545                          5.7.5
                      Maine Electric Power Company, Inc., and the New
                      Brunswick Electric Power Commission.
        10-51         Capital Funds Agreement dated as of September 1,     2-24123                          4.19.1
                      1964 among Connecticut Yankee Atomic Power
                      Company, the Company and certain other utilities.
        10-52         Power Contract dated as of July 1, 1964 among        2-24123                          4.19.2
                      Connecticut Yankee Atomic Power Company, the
                      Company and certain other utilities.
        10-53         Stockholder Agreement dated as of July 1, 1964       2-24123                          4.19.3
                      among the stockholders of Connecticut Yankee
                      Atomic Power Company, including the Company.
        10-54         Connecticut Yankee Transmission Agreement dated as   2-24123                          4.19.4
                      of October 1, 1964 among the stockholders of
                      Connecticut Yankee Atomic Power Company, including
                      the Company.
        10-55         Agreements with Yankee Atomic Electric Company
                      each dated June 30, 1959, as follows:
       10-55.1        Stock Agreement.                                     2-15553                          4.17.1
       10-55.2        Power Contract.                                      2-15553                          4.17.2
       10.55.3        Research Agreement.                                  2-15553                          4.17.3
        10-56         Transmission Agreement with Cambridge Electric       2-15553                           4.18
                      Light Company and other sponsoring stockholders of
                      Yankee Atomic Electric Company.
        10-57         Agreement for Joint Ownership, Construction and      2-52900                           5.16
                      Operation of Wyman Unit No. 4 dated November 1,
                      1974 among the Company and certain utilities.
        10-58         Amendment to Exhibit 10-57 dated as of June 30,      2-55458                           5.48
                      1975.
        10-59         Amendment to Exhibit 10-57 dated as of August 16,    2-58251                           5.19
                      1976.
        10-60         Amendment to Exhibit 10-57 dated as of               2-68184                           5.31
                      December 31, 1978.
        10-61         Transmission Agreement dated November 1, 1974        2-54449                          13-57
                      among the Company and certain other utilities,
                      relating to Wyman Unit No. 4.
        10-62         Sharing Agreement--1979 Connecticut Nuclear Unit     2-50142                           2.43
                      dated September 1, 1973 among the Company and
                      certain other utilities, relating to Millstone
                      Unit No. 3.
        10-63         Amendment to Exhibit 10-62 dated as of August 1,     2-51999                           5.16
                      1974, relating to Millstone Unit
                      No. 3.
        10-64         Agreement dated as of February 25, 1977 among the    2-58251                           5.24
                      Company, the Connecticut Light and Power Company,
                      the Hartford Electric Light Company and Western
                      Massachusetts Electric Company, relating to
                      Millstone Unit No. 3.
        10-70         Project Agreement dated December 5, 1984 among the   Annual Report on Form 10-K       10-69
                      Company, the Cities of Lewiston and Auburn, Maine    for the year ended
                      and certain other parties, relating to development   December 31, 1984
                      of hydro-electric plant.
        10-73         Trust Indenture dated as of June 1, 1977 between     2-60786                           5.27
                      the Town of Yarmouth and Casco Bank & Trust
                      Company, as trustee, relating to the Town of
                      Yarmouth's 6 3/4% Pollution Control Revenue Bonds
                      (Central Maine Power Company, 1977 Series A).
        10-74         Installment Sale Agreement dated as of June 1,       2-60786                           5.28
                      1977 between the Town of Yarmouth and the Company.
        10-75         Agreements Relating to $11,000,000 Floating/Fixed
                      Rate Pollution Control Revenue Refunding Bonds:
       10-75.1        Bond Purchase Agreement dated as of May 1, 1984.     Quarterly Report on Form          28.3
                                                                           10-Q for the quarter ended
                                                                           June 30, 1984
       10-75.2        Loan Agreement dated as of May 1, 1984.              Quarterly Report on Form          28.4
                                                                           10-Q for the quarter ended
                                                                           June 30, 1984
        10-76         Agreements Relating to $8,500,000 Floating/Fixed
                      Rate Pollution Control Revenue Bonds:
       10-76.1        Bond Purchase Agreement dated December 28, 1984.     Annual Report on Form 10-K      10-77.1
                                                                           for year ended December 31,
                                                                           1984
       10-76.2        Loan Agreement dated as of December 1, 1984.         Annual Report on Form 10-K      10-77.2
                                                                           for year ended December 31,
                                                                           1984
       10-77.1        Indenture of Trust dated as of March 14, 1988        Annual Report on Form 10-K       10-1.4
                      between Maine Yankee Atomic Power Company and        for year ended December 31,
                      Maine National Bank relating to decommissioning      1987, of Maine Yankee Atomic
                      trust funds.                                         Power Company (1-6554)
     10-77.1(a)       Amended and Restated Indenture of Trust dated as     Annual Report on Form 10-K       10-6.1
                      of January 1, 1993 between Maine Yankee Atomic       for year ended Decembe 31,
                      Power Company and The Bank of New York relating to   1992, of Maine Yankee Atomic
                      decommissioning trust funds.                         Power Company (1-6554)
       10-77.2        Indenture of Trust dated as of October 16, 1985      Annual Report on Form 10-K        10-7
                      between the Company and Norstar Bank of Maine        for year ended December 31,
                      relating to the spent fuel disposal funds.           1985, of Maine Yankee Atomic
                                                                           Power Company (1-6554)
        10-78         Form of Agreement of Purchase and Sale dated         Annual Report on Form 10-K        0.79
                      February 19, 1986 between the Company and Eastern    for the year ended
                      Utilities Associates, relating to the sale of the    December 31, 1985
                      Company's Seabrook Project interest.
        10-79         Addendum to Agreement of Purchase and Sale dated     Quarterly Report on Form          2.1
                      June 23, 1986, among the Company, Eastern            10-Q for the quarter ending
                      Utilities Associates and EUA Power Corporation,      June 30, 1986
                      amending Exhibit 10-78.
        10-80         Agreement, dated as of October 29, 1986, between     Quarterly Report on Form          2.1
                      the Company and EUA Power Corporation, relating to   10-Q for the quarter ended
                      the sale of the Company's interest in the Seabrook   September 30, 1986
                      Project.
        10-81         Credit Agreement, dated as of October 15, 1986,      Quarterly Report on Form          2.2
                      among the Company, various banks and Continental     10-Q for the quarter ended
                      Illinois National Bank and Trust Company of          September 30, 1986
                      Chicago, as agent, establishing the terms of a $40
                      million unsecured credit facility.
        10-86         Labor Agreement dated as of May 1, 1989 between      Annual Report on Form 10-K       10.86
                      the Company (Northern, Western and Southern          for the year ended
                      Division) and Local 1837 of the International        December 31, 1989
                      Brotherhood of Electrical Workers.
       10-86.1        Agreement dated as of November 25, 1991 extending    Annual Report on Form 10-K      10.86.1
                      Labor Contract.                                      for year ended December 31,
                                                                           1991
        10-89         1987 Executive Incentive Plan, as amended            Annual Report on Form 10-K       10.89
                      January 20, 1993.*                                   for year ended December 31,
                                                                           1992
        10-90         Deferred Compensation Plan for Non-Employee          Annual Report on Form 10-K       10.90
                      Directors, as amended and restated effective         for year ended December 31,
                      February 1, 1992.*                                   1992
        10-91         Retirement Plan for Outside Directors, as amended    Annual Report on Form 10-K       10.91
                      and restated effective April 24, 1991.*              for year ended December 31,
                                                                           1992
        10-92         Employment Agreement between the Company and         Annual Report on Form 10-K       10.92
                      Matthew Hunter dated as of October 20, 1993.*        for year ended December 31,
                                                                           1993.
        10-93         Central Maine Power Company Long-Term Incentive      Annual Report on Form 10-K       10.93
                      Plan.*                                               for year ended December 31,
                                                                           1993.
       10-94.1        Central Maine Power Company Supplemental Executive   Filed herewith
                      Retirement Plan, as Amended and Restated Effective
                      January 1, 1993, and as further Amended Effective
                      January 1, 1996.*
        10-95         Competitive Advance and Revolving Credit Facility    Annual Report on Form 10-K       10.95
                      between the Company and Chemical Bank dated as of    for year ended December 31,
                      November 7, 1994.                                    1994
       10-96.5        Employment Agreement between the Company and         Filed herewith
                      Arthur W. Adelberg As Amended and Restated
                      Effective December 9, 1994.*
       10-96.6        Employment Agreement between the Company and         Filed herewith
                      Richard A. Crabtree As Amended and Restated
                      Effective December 9, 1994.*
       10-96.7        Employment Agreement between the Company and         Filed herewith
                      Gerald C. Poulin As Amended and Restated Effective
                      December 9, 1994.*
       10-96.8        Employment Agreement between the Company and David   Filed herewith
                      E. Marsh As Amended and Restated Effective
                      December 9, 1994.*
        10-97         Employment Agreement between the Company and         Filed herewith
                      David T. Flanagan dated December 29, 1995.*
 *Management contract or compensatory plan or arrangement required to be filed in response to Item 14(c) of Form 10-K.
     EXHIBIT 11:      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      Not Applicable.
     EXHIBIT 12:      STATEMENTS RE COMPUTATION OF RATIOS
                      Not Applicable.
     EXHIBIT 13:      ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR
                      QUARTERLY REPORT TO SECURITY HOLDERS
        13-1          Management's Discussion and Analysis of Financial    Filed herewith
                      Condition and Results of Operations and Financial
                      Statements from Annual Report of Central Maine
                      Power Company to Shareholders for the year ended
                      December 31, 1995 (pages 1-55).
     EXHIBIT 16:      LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

                      Not Applicable.
     EXHIBIT 18:      LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
                      Not Applicable.
     EXHIBIT 21:       SUBSIDIARIES OF THE REGISTRANT
                      List of subsidiaries of registrant.                  Filed herewith
     EXHIBIT 22:      PUBLISHED REPORT CONCERNING MATTERS SUBMITTED TO
                      VOTE OF SECURITY HOLDERS
                      Not Applicable.
     EXHIBIT 23:      CONSENTS OF EXPERTS AND COUNSEL
        23-1          Consent of Arthur Andersen & Co. to the              Filed herewith at page F-5
                      incorporation by reference of their reports
                      included or incorporated by reference herein in
                      the Company's Registration Statements (File Number
                      33-36679, 33-39826, 33-44754, 33-51611 and
                      33-56939).
        23-2          Consent of Coopers & Lybrand to the incorporation    Filed herewith at page F-4
                      by reference of their reports included or
                      incorporated by reference herein in the Company's
                      Registration Statements (File Number 33-36679,
                      33-39826, 33-44754, 33-51611 and 33-56939).
     EXHIBIT 24:      POWER OF ATTORNEY

                      Not Applicable.
     EXHIBIT 27:      FINANCIAL DATA SCHEDULE                              Filed herewith
     EXHIBIT 28:      INFORMATION FROM REPORTS FURNISHED TO STATE
                      INSURANCE REGULATORY AUTHORITIES

                      Not Applicable.
     EXHIBIT 99:      ADDITIONAL EXHIBITS
                      To be filed under cover of a Form 10-K/A amendment
                      of this Form 10-K within 180 days after
                      December 31, 1995, pursuant to Rule 15d-21 under
                      the Securities Exchange Act of 1934:
     99-1 and -2      Information, financial statements and exhibits
                      required by Form 11-K with respect to certain
                      employee savings plans maintained by the Company.
