Form 10-Q
period 1996-03-31
CENTRAL MAINE POWER CO
filed 1996-05-15
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

     X    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
    ---   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 ---------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------    ---------

                          Commission file number 1-5139
                                                 ------

                           CENTRAL MAINE POWER COMPANY
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                        Incorporated in Maine         01-0042740
                -----------------------------------------------------
                (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification No.)

                       83 Edison Drive, Augusta, Maine     04336
                 -------------------------------------------------
                (Address of principal executive offices) (Zip Code)

                                   207-623-3521
                 -------------------------------------------------
                (Registrant's telephone number including area code)

           ---------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                                 Yes   X    No
                                                      ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                        Shares Outstanding
          Class                                         as of May 10, 1996
                                                        ------------------
Common Stock, $5 Par Value                                  32,442,752

                           Central Maine Power Company

                                      INDEX




                                                                   Page No.

Part I.  Financial Information

Consolidated Statement of Earnings for the Three Months
Ended March 31, 1996 and 1995                                          1

Consolidated Balance Sheet - March 31, 1996 and December 31, 1995:
  Assets                                                               2
  Stockholders' Investment and Liabilities                             3

Consolidated Statement of Cash Flows for the Three Months
Ended March 31, 1996 and 1995                                          4

Notes to Consolidated Financial Statements                             5

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    9


Part II.  Other Information                                           15

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                          For the Three Months
                                                              Ended March 31,
                                                          --------------------
                                                           1996         1995
                                                           ----         ----
    ELECTRIC OPERATING REVENUES                          $274,139     $263,312
                                                         --------     --------
    OPERATING EXPENSES
    Fuel Used for Company Generation                        5,596        4,610
    Purchased Power
        Energy                                            117,727      114,358
        Capacity                                           24,469       21,045
    Other Operation                                        42,902       41,469
    Maintenance                                             7,296        6,340
    Depreciation and Amortization                          13,468       14,277
    Federal and State Income Taxes                         17,962       16,642
    Taxes Other Than Income Taxes                           6,990        6,653
                                                          -------      -------
               Total Operating Expenses                   236,410      225,394
                                                          -------      -------
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                  1,872        1,443
                                                          -------      -------
OPERATING INCOME                                           39,601       39,361
                                                          -------      -------
OTHER INCOME (EXPENSE)
    Allowance for Equity Funds Used During Construction       186          156
    Other, Net                                              1,551        1,258
    Income Taxes Applicable to Other Income (Expense)        (600)        (540)
                                                          -------      -------
               Total Other Income (Expense)                 1,137          874
                                                          -------      -------
INCOME BEFORE INTEREST CHARGES                             40,738       40,235
                                                          -------      -------
INTEREST CHARGES
    Long-Term Debt                                         12,033       12,819
    Other Interest                                            996        1,168
    Allowance for Borrowed Funds Used During Construction    (148)        (128)
                                                          -------      -------
               Total Interest Charges                      12,881       13,859
                                                          -------      -------
NET INCOME                                                 27,857       26,376
DIVIDENDS ON PREFERRED STOCK                                2,518        2,532
                                                          -------      -------
EARNINGS APPLICABLE TO COMMON STOCK                      $ 25,339     $ 23,844
                                                          =======      =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   32,442,752   32,442,752

EARNINGS PER SHARE OF COMMON STOCK                          $0.78        $0.73
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK               $0.225       $0.225

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                         March 31,     Dec. 31,
                                                           1996          1995
                                                         ---------    ---------
                                                        (Unaudited)
                                     ASSETS
ELECTRIC PROPERTY, at Original Cost                      $1,616,778  $1,611,941
    Less:  Accumulated Depreciation                         570,462     560,078
                                                          ---------   ---------
           Electric Property in Service                   1,046,316   1,051,863
    Construction Work in Progress                            16,255      15,928
    Net Nuclear Fuel                                          1,188       1,391
                                                          ---------   ---------
           Net Electric Property and Nuclear Fuel         1,063,759   1,069,182
                                                          ---------   ---------

INVESTMENTS IN ASSOCIATED COMPANIES, at Equity               55,779      54,669
                                                          ---------   ---------
           Net Electric Property, Nuclear Fuel and
           Investments in Associated Companies            1,119,538   1,123,851
                                                          ---------   ---------

CURRENT ASSETS
    Cash and Temporary Cash Investments                      90,862      57,677
    Accounts Receivable, Less Allowance for Uncollectible
    Accounts of $3,254 in 1996 and $3,313 in 1995
        Service - Billed                                     95,116      87,140
                - Unbilled                                   28,415      41,798
        Other Accounts Receivable                            17,463      15,131
    Inventories, at Average Cost
        Fuel Oil                                              4,443       3,772
        Materials and Supplies                               13,035      12,772
    Funds on Deposit With Trustee                            29,919      29,919
    Prepayments and Other Current Assets                      7,338       9,192
                                                          ---------   ---------

           Total Current Assets                             286,591     257,401
                                                          ---------   ---------

DEFERRED CHARGES AND OTHER ASSETS
    Recoverable Costs of Seabrook 1 and Abandoned
    Projects, Net                                            93,733      95,127
    Regulatory Assets-Deferred Taxes                        235,412     235,081
    Yankee Atomic Purchase Power Contract                    20,228      21,396
    Other Deferred Charges and Other Assets                 250,332     260,063
                                                          ---------   ---------
           Deferred Charges and Other Assets, Net           599,705     611,667
                                                          ---------   ---------

               TOTAL ASSETS                              $2,005,834  $1,992,919
                                                          =========   =========

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                       March 31,    Dec. 31,
                                                         1996         1995
                                                       ---------    --------
                                                      (Unaudited)

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION
    Common Stock Investment                           $  508,048  $  490,005
    Preferred Stock                                       65,571      65,571
    Redeemable Preferred Stock                            67,528      67,528
    Long-Term Obligations                                621,873     622,251
                                                       ---------   ---------
              Total Capitalization                     1,263,020   1,245,355
                                                       ---------   ---------

CURRENT LIABILITIES AND INTERIM FINANCING
    Interim Financing                                     34,000      34,000
    Sinking-Fund Requirements                             10,452      10,455
    Accounts Payable                                      88,208     108,170
    Dividends Payable                                      9,823       9,823
    Accrued Interest                                       9,787      12,648
    Accrued Income Taxes                                  22,343       3,668
    Miscellaneous Current Liabilities                     15,881      13,870
                                                       ---------   ---------
              Total Current Liabilities and Interim
              Financing                                  190,494     192,634
                                                       ---------   ---------

COMMITMENTS AND CONTINGENCIES

RESERVES AND DEFERRED CREDITS
    Accumulated Deferred Income Taxes                    350,866     351,868
    Unamortized Investment Tax Credits                    32,048      32,452
    Regulatory Liabilities-Deferred Taxes                 98,706      98,848
    Yankee Atomic Purchased Power Contract                20,228      21,396
    Other Reserves and Deferred Credits                   50,472      50,366
                                                       ---------   ---------
              Total Reserves and Deferred Credits        552,320     554,930
                                                       ---------   ---------

                 TOTAL STOCKHOLDERS' INVESTMENT AND
                 LIABILITIES                          $2,005,834  $1,992,919
                                                      ==========  ==========


The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                    (Note 1)

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                               1996      1995
                                                               ----      ----
CASH FROM OPERATIONS
  Net Income                                                  $27,857  $26,376
  Items Not Requiring (Not Providing) Cash:
     Depreciation and Amortization                             19,581   20,769
     Deferred Income Taxes and Investment Tax Credits, Net     (1,728)   5,465
     Allowance for Equity Funds Used During Construction         (186)    (156)
  Changes in Certain Assets and Liabilities:
     Accounts Receivable                                        3,075    2,063
     Other Current Assets                                       1,854    1,702
     Inventories                                                 (934)     732
     Accounts Payable                                         (17,858) (19,959)
     Accrued Interest                                          (2,861)  (3,040)
     Accrued Income Taxes                                      18,675   16,115
     Miscellaneous Current Liabilities                          2,011    1,779
  Deferred Energy-Management Costs                               (242)    (981)
  Maine Yankee Outage Accrual                                   2,070   (7,666)
  Purchased-Power Contracts                                       (75)  (4,550)
  Other, Net                                                    1,475    3,067
                                                               ------   ------
        Net Cash Provided By Operating Activities              52,714   41,716
                                                               ------   ------

INVESTING ACTIVITIES
  Construction Expenditures                                    (7,592)  (7,276)
  Investments in Associated Companies                             (10)
  Changes in Accounts Payable - Investing Activities           (2,104)   3,383
                                                               ------   ------
        Net Cash Used by Investing Activities                  (9,706)  (3,893)
                                                               ------   ------

FINANCING ACTIVITIES
  Redemptions:
    Preferred Stock                                                     (4,772)
  Dividends:
    Common Stock                                               (7,305)  (7,305)
    Preferred Stock                                            (2,518)  (2,709)
                                                               ------   ------
        Net Cash Used by Financing Activities                  (9,823) (14,786)
                                                               ------   ------
        Net Increase in Cash                                   33,185   23,037
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 57,677   58,112
                                                               ------   ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $90,862  $81,149
                                                               ======   ======
The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein should be read with the Annual Report on Form 10-K for the year ended December 31, 1995 (Form 10-K), and are adequate to make the information presented herein not misleading. Certain prior-year information has been reclassified to be consistent with the 1996 presentation.

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

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. This statement requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). This statement also imposes a stricter criterion for retention of regulatory assets on the financial statements by requiring that such assets be probable of recovery at each balance sheet date. As of March 31, 1996, the amount of assets not subject to rate recovery was immaterial. However, this may change in the future as changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in the electric utility industry.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

Supplemental Cash Flow Disclosure - Cash paid for the three months ended March 31, 1996 and 1995 for interest, net of amounts capitalized, amounted to $14.9 million and $16.0 million, respectively. Income taxes paid amounted to $1.6 million for the three months ended March 31, 1996. For the three months ended March 31, 1995, income taxes refunded amounted to $4.4 million. The Company incurred no new capital lease obligations in either period.

2.   Commitments and Contingencies

Maine Yankee Atomic Power Company - On January 11, 1996, Maine Yankee began start-up operations after an extended outage and was up to 90-percent generation levels by January 24, 1996. Refer to Note 4 of Notes to Consolidated Financial Statements for a detailed discussion on this outage. On April 25, 1996, Maine Yankee submitted an analysis to the Nuclear Regulatory Commission (NRC) which Maine Yankee believes meets all federal regulatory requirements for operating the Plant at the 100-percent level. However, Maine Yankee cannot predict whether or when the Plant will attain a 100-percent operating level. The Company will continue to incur additional replacement-power costs for the 10 percent of its share of Maine Yankee energy it will not receive until the Plant returns to 100-percent generation levels. These additional costs are not reconcilable under a fuel-adjustment clause. Replacement power costs for the first quarter of 1996 were approximately $2.7 million.

As previously reported, in December 1995 the NRC's Office of the Inspector General (OIG) and its Office of Investigations (OI) initiated separate investigations of certain anonymous allegations of wrongdoing by Maine Yankee and Yankee Atomic Electric Company (Yankee) in 1988 and 1989 in connection with Maine Yankee Plant operating-license amendments. On May 9, 1996, the OIG, which was responsible for investigating only the actions of the NRC Staff and not those of Maine Yankee or Yankee, issued its report on its investigation. The report found deficiencies in the NRC Staff's review, documentation, and communications practices in connection with the license amendments, as well as "significant indications of possible licensee violations of NRC requirements and regulations." Any such violations by Maine Yankee or Yankee would be within the purview of the OI investigation, which is not yet complete. A separate internal investigation commissioned by the boards of directors of Maine Yankee and Yankee and conducted by an independent law firm, although not yet final, has noted several areas that could have been improved, including regulatory communications, definition of responsibilities between Maine Yankee and Yankee, and documentation and tracking of regulatory compliance, but found no wrongdoing by Maine Yankee or Yankee or any of their employees. The Company cannot predict the final results of the investigations.

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

On October 10, 1995, the EPA approved a remedy to adjust the soil cleanup standard to 10 parts per million from the one part per million established in the EPA's 1989 Record of Decision, on the part of the site where PCBs were found in their highest concentration. The EPA stated that the purpose of adjusting the standard of cleanup was to accommodate the selected technology's current inability to reduce PCBs and other chemical components on the site to the original standard. This remedy involves transporting the contaminated soil to a secure off-site landfill.

The Company believes that its share of the remaining costs of the cleanup under the new method could total approximately $3.4 million to $5 million. This estimate is net of an agreed partial insurance recovery and the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued, or from any other parties. The Company has recorded an estimated liability of $3.4 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. In addition, the Company has deferred, as a regulatory asset, $4.1 million of costs incurred through March 31, 1996.

The Company cannot predict with certainty the level and timing of the cleanup costs, the extent they will be covered by insurance, or their ratemaking treatment, but believes it should recover substantially all of such costs through insurance and rates. The Company also believes that the ultimate resolution of current legal and environmental proceedings will not have a material adverse effect on its financial condition.

3.   Regulatory Matters

Alternative Rate Plan - The MPUC approved the Alternative Rate Plan (ARP) effective January 1, 1995. Please refer to Note 3 to Consolidated Financial Statements included in the Company's Form 10-K for a detailed description. The ARP was established in response to an order by the MPUC to develop a five-year plan containing price-cap, profit-sharing, and pricing-flexibility components. Although the ARP is a major reform, the MPUC will continue to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return.

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

Effective July 1, 1995, the MPUC approved a 2.43-percent increase pursuant to the annual price-change provision in the ARP.

In March 1996,  the Company filed its second  annual  request for an increase of
1.64 percent in rate and rate-element caps under the ARP. The primary component of the price cap increase is a 2.55 percent inflation rate. A productivity factor of 1.00 percent was deducted from the inflation rate and 0.09 percent for profit sharing, various flow-through items and sharing of contract restructuring and buyout savings was added. The Company believes its filing is in compliance with the requirements of the ARP. After review of the compliance filing by the MPUC, the indexed price increase is scheduled to take effect July 1, 1996.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not differ from expectations. Actual results have varied materially and unpredictable from expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

Operating Results

Net income was $27.9 million for the first quarter of 1996 compared to $26.4 million for the corresponding period in 1995. Earnings applicable to common stock were $25.3 million or $0.78 per share for the first three months of 1996 compared to $23.8 million or $0.73 per share for the comparable period in 1995. Net income was impacted by increased purchased-power expenses related to replacement power costs for Maine Yankee Atomic Power Company (Maine Yankee).

Operating revenues in the first quarter of 1996 totaled $274 million, up 4.1 percent from $263 million in the first quarter of 1995. Revenues were affected by higher kilowatt-hour sales, a 1995 price increase for most customers, and price discounts for competitively targeted customer classes. For a complete discussion of discounted rates please refer to Note 4 to consolidated Financial Statements in the Company's Form 10-K.

Service-area   sales  of   electricity   totaled   approximately   2.41  billion
kilowatt-hours  for the three-month  period ended March 31, 1996, an increase of
1.9 percent compared to the first three months of 1995.

               Service Area Kilowatt-hour Sales (Millions of KWHs)
                          Three Months Ended March 31,

                                 1996           1995        % Change
                                 ----           ----        --------

             Residential         834.3          816.8          2.2%
             Commercial          662.0          643.8          2.8
             Industrial          856.3          867.8         (1.3)
             Other                56.8           35.4         60.2
                               -------        -------         ----

                               2,409.4        2,363.8          1.9%
                               =======        =======         ====

The changes in service area kilowatt-hour sales reflect the following:

         Kilowatt-hour sales to residential customers increased in the first quarter compared to 1995; usage per customer was up slightly, and temperatures were 7.6 percent colder than the same period last year and
         4.9 percent colder than normal.

         Commercial sales increased from 1995 reflecting increases in most sectors, including the retail and services sectors which comprise approximately 60 percent of commercial sales.

         Industrial kilowatt-hour sales decreased from 1996 due primarily to decreased sales to the pulp and paper industry of 5.0 percent. This sector accounts for approximately 60 percent of the industrial sales category. A sales increase of 4.8 percent occurred in all other industrial customers as a group.

MEPCO's electric sales and transmission revenues from New England utilities other than the Company amounted to $1.7 million in the first quarters of both 1996 and 1995. Under a Participation Agreement that terminates July 1, 1996, all of MEPCO's costs, including a return on invested capital, are paid by the participating utilities (Participants), which include the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases by Participants. MEPCO filed with FERC on May 1, 1996, for a six-month extension of its current rates, and offered the same extension of the Participation Agreement to all Participants.

Purchased power-energy expense increased over the first quarter of 1995, reflecting increased kilowatt-hour sales, replacement power cost due to the Maine Yankee outage which continued through most of January 1996 and the impacts of a contract restructuring which lowered energy costs.

Purchased power-other expense increased over the first quarter of 1995, principally because of a contract restructuring with a non-utility generator.

Other operation and maintenance expenses increased by $2.9 million compared to the first quarter of 1995 primarily due to increases in previously contracted demand-side management, hydro operation costs, and distribution maintenance costs due to major storms in early 1996.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased as a result of higher pre-tax earnings in the first quarter of 1996, when compared to 1995.

Interest on long-term debt during the first quarter of 1996 decreased by approximately $0.8 million while other interest expense remained flat compared to 1995. The decrease reflects a lower level of Medium-Term Notes outstanding than in the first quarter of 1995 and the ending of amortization of loss on reacquired debt for one issue.

Liquidity and Capital Resources

Approximately $45.5 million of cash was provided during the first quarter of 1996 from net income before non-cash items, primarily depreciation and amortization. During such period, approximately $7.2 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities.

During the first quarter of 1996, dividends paid on common stock were $7.3 million, while preferred-stock dividends utilized $2.5 million of cash.

Investing activities, primarily construction expenditures, utilized $9.7 million in cash during the first quarter of 1996 for generating projects, transmission, distribution, and general construction expenditures.

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

On April 29, 1996, the Company deposited approximately $29.1 million in cash with the Trustee under the Company's General and Refunding Mortgage Indenture in satisfaction of the renewal and replacement fund and other obligations under the Indenture. The total of such cash on deposit with the Trustee as of May 10, 1996, was approximately $59.1 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed.

At March 31, 1996, the Company had a total of $130 million in unsecured committed bank lines with commercial banks for the purpose of providing short-term borrowing capacity to back commercial paper issuance and to finance general corporate needs.

On November 6, 1995, the Company extended its $80-million unsecured Competitive Advance and Revolving Credit Facility with several banks and Chemical Bank, as agent for the lenders, to October 15, 1996. The Company's other $50-million revolving credit facility with several banks also has an expiration date of October 15, 1996. Both credit facilities have annual fees on unused portion of the credit lines of 3/8 of 1 percent and allow for various borrowing options including LIBOR-priced, ABR-priced and competitive-bid priced loans. Under the terms of these agreements, the Company had no borrowings at March 31, 1996.

As of March 31, 1996, MEPCO had a line of credit totaling $2.0 million with a commercial bank to provide for its working-capital needs. This line of credit is subject to annual review and renewal. Annual fees for this line of credit is 1/4 of 1 percent. At March 31, 1996, there was no short-term borrowing outstanding under the MEPCO credit line.

Industry Restructuring and Strandable Costs

As discussed fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Form 10-K, the enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for transition to a more competitive industry. The functional areas in which competition will take place, the regulatory changes that will be implemented, and the resulting structure of both the industry and the Company are all uncertain, but a transition to direct competition to serve retail customers is widely anticipated. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting. The Company estimates its potentially strandable-cost exposure to be as much as $2 billion, with above-market purchased-power contracts with non-utility generators responsible for approximately 60 percent of that amount and deferred regulatory assets approximately 25 percent.

On April 17, 1996, in part in reaction to developments in its service territory discussed below, the Company filed with the Maine Public Utilities Commission
(MPUC) (1) a petition requesting that the MPUC re-open the terminated stranded-cost rulemaking proceeding (Petition to Re-open), and (2) a proposed "Interim Competitive Transition Charge Tariff" (Interim Tariff), including a request for an effective date of April 29, 1996. In its filing the Company stated that it was critical that utilities, customers and the financial markets "know the rules and guidelines" that would be associated with the recovery of strandable costs during the transition to competition. To that end, the Company urged the MPUC to reinforce its earlier commitment to prevent shifting of strandable costs from one group of customers to another and to hold departing customers responsible for their allocable share of such costs. The Company also pointed out that promulgation of a final stranded-cost rule on a parallel track with the MPUC's contemporaneous electric-utility restructuring proceeding would allow the MPUC to have in place a clear means for an "economic transition to competition" when the MPUC offers its recommendations on restructuring to the Maine Legislature at the end of 1996.

The Company's Petition to Re-open requested that the MPUC re-open its rulemaking proceeding on stranded costs and issue a proposed rule for comment and consideration that would broadly address its application to retail wheeling and self-generation, rather than only municipalization issues, and that would adopt several significant principles. The principles urged by the Company for adoption by the MPUC include, among others: (1) that all legitimate, verifiable and unmitigatable strandable costs should be allowed to be recovered; (2) that the shifting of costs either to remaining customers or investors by departing customers is not consistent with economic efficiency and should be avoided to the greatest extent possible; and (3) that the mechanism established for recovery of stranded costs be a non-bypassable charge applying whether customers remain connected to the distribution or transmission system or depart from that system. The other stated principles deal with the establishment of an appropriate period for the transition to competition and an approach to measuring such costs annually.

Stressing the immediacy of the threat of uneconomic bypassing of the Company's system and the resulting cost shifting and price risk to remaining customers, the Company reported in its filing that Hannaford Bros. Co. (Hannaford), one of its largest customers, had recently installed a natural-gas-fired self-generation unit in Scarborough, Maine, at one of its larger supermarkets in the Company's service territory. The Company pointed out that Hannaford had 33 locations in the Company's service territory, including a substantial number of large supermarkets, and that Hannaford had informed the Company in discussions with the Company of its intention to install widespread self-generation at its stores in the Company's service territory by the end of 1996.

In seeking approval of the second part of its MPUC filing, the Interim Tariff, the Company asserted that the Interim Tariff would address the present and potential risks caused by large customers bypassing the Company's system, including such risks as: (1) the installation of "uneconomic" generation (where the cost of the customer's alternative is higher than the market rate of power), such as that installed or planned by Hannaford, a practice that is contrary to long-standing Maine energy policy and statutory law; (2) de facto restructuring, before either the Legislature or the MPUC has completed its review, putting at risk any benefits for residential and other remaining customers; (3) the appearance that an "escape mechanism" to avoidance of responsibility for costs is available for those who leave the Company's system before such responsibility for costs is settled; (4) the shifting of costs from those who can "escape", typically large customers, to those who cannot, typically smaller customers, or to utility investors; and (5) the sending of a "negative message" to the financial markets, a stakeholder in electric utility restructuring whose participation in restructuring is vital, with ensuing increased uncertainty and risk. To overcome those risks, the Company requested that the Interim Tariff become effective, subject to refund, for all applicable situations that arise on or after April 29, 1996, the requested effective date of the Interim Tariff. The Company pointed out that it was necessary, under the circumstances described in its filing, to have in place an interim means to recover stranded costs from departing customers while the longer-term issues are being decided in the re-opened stranded-cost rulemaking in parallel with the ongoing restructuring proceeding. The Interim Tariff is designed to provide for the recovery of a major portion, but only the uneconomic portion, of those costs from departing large customers, subject to refund of any amounts that exceed the amounts ultimately determined by the MPUC in its re-opened stranded-cost proceeding to be appropriate. On April 23, 1996, the MPUC issued a procedural order setting the schedule for acting on the matters raised in the Company's filing. The MPUC concluded it would not proceed on the expedited basis recommended by the Company in its filing and agreed to reach a decision on the interim tariff request on July 1, 1996. On May 9, 1996, a second procedural order was issued modifying the schedule, although retaining the July 1, 1996 decision date, granting petitions to intervene to several parties, and clarifying the scope of the proceeding.

The Company cannot predict whether other customers of the Company will elect to install self-generation units before the issues relating to responsibility for stranded costs are resolved. The Company also cannot predict whether or when Hannaford will elect to install additional self-generation units at any or all of its other 32 locations in the Company's service territory, although many of such locations may not be of appropriate size and electrical load characteristics for self-generation to be economical at those locations, even if Hannaford should be successful in avoiding responsibility for stranded costs. If Hannaford should choose to install self-generation at its other locations with electrical characteristics similar to the Scarborough location, the Company estimates that the costs stranded by such action would be approximately $3.5 million. Finally, the Company cannot predict whether the MPUC will approve or allow the recovery of some or all of the costs that may be stranded as a result of the installation of self-generation facilities by customers of the Company.

On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Order 888, the Final Rule on Promoting Wholesale Competition Through Open-Access Non-Discriminatory Transmission by Public Utilities and Recovery of Stranded Costs by Utilities and Transmitting Utilities (Order 888). Order 888 requires all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce:

1. to file open access non-discriminatory transmission tariffs that contain minimum terms and conditions of non-discriminatory service;

2. to take transmission service (including ancillary services) for their own new wholesale sales and purchases of electric energy under the open access tariffs;

3. to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the public utility enjoys, and further requires public utilities to separate transmission from generation marketing functions and communications;

Order 888 also clarifies Federal/state jurisdiction over transmission in interstate commerce and local distribution and provides for deference to certain state recommendations. The Order also permits public utilities and transmitting utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access and certain transmission services.

Order 888 requires public utilities to file a single open access tariff that offers both network, load-based service and point-to-point, contract-based service. Order 888 contains a pro forma tariff that reflects modifications to the FERC's Notice of Proposed Rulemaking's proposed terms and conditions and also permits variations for regional practices. All public utilities subject to Order 888, including those that already have tariffs on file, will be required to make compliance filings to meet the new pro forma tariff non-price minimum terms and conditions of non-discriminatory transmission. Utilities may propose their own rates in a compliance filing.

The Company is taking the following steps to comply with Order No. 888 by the deadlines specified therein: (1) preparing to separate its wholesale power marketing function from its transmission administration function; (2) preparing to file its pro forma Open Access Tariff, including separate rates for
transmission  and  ancillary   services;   (3)  examining   existing   wholesale
requirements and coordination contracts to determine which must be revised to state transmission rates on an unbundled basis; (4) is participating in efforts to develop a regional Open Access Same-time Information System ("OASIS") and a New England Power Pool-wide Open Access Tariff, and to revise the New England Power Pool Agreement.

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

Regulatory Matters. For a discussion of certain other regulatory matters affecting the Company, including proceedings dealing with electric-utility restructuring and stranded costs, see Note 3, "Regulatory Matters," which is incorporated herein by reference.

Item 2. through Item 4.  Not applicable

Item 5. Other Events

         On April 29, 1996, the Company deposited approximately $29.1 million in cash with the Trustee under the Company's General and Refunding Mortgage Indenture in satisfaction of the renewal and replacement fund and other obligations under the Indenture. The total of such cash on deposit with the Trustee as of May 10, 1996, was approximately $59.1 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits.  None.

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of 1996 and thereafter to date:

Date of Report                                                Items Reported

January 25, 1996                                              Item 5
                                                              ------

(a) On January 31, 1996, the Company filed its restructuring proposal with the MPUC, along with its initial comments on issues raised by the Legislature and the MPUC.

(b)    The Company reported its 1995 financial results.

April 17, 1996                                                 Item 5
                                                               ------

On April 17, 1996, the Company filed with the MPUC (1) a petition requesting that the MPUC re-open the terminated stranded-cost rulemaking proceeding ,and
(2) a proposed "Interim Competitive Transition Charge Tariff" including a request for immediate effectiveness.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CENTRAL MAINE POWER COMPANY
                                          (Registrant)



Date:  May 14, 1996                /S/R. E. Tuoriniemi
                                   ----------------------------------------
                                   Robert E. Tuoriniemi, Comptroller (Chief
                                   Accounting Officer)


                                   /S/D. E. Marsh
                                   ----------------------------------------
                                   David E. Marsh, Vice President,
                                   Corporate Services, Treasurer, and Chief
                                   Financial Officer (Principal Financial
                                   Officer and duly authorized officer)