Form 10-Q
period 1996-06-30
CENTRAL MAINE POWER CO
filed 1996-08-14
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    ---------

                            Commission file number 1-5139
                                                   ------

                             CENTRAL MAINE POWER COMPANY
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                     Incorporated in Maine            01-0042740
               ------------------------------------------------------
               (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)      Identification No.)

                        83 Edison Drive, Augusta, Maine 04336
               ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                    207-623-3521
               ------------------------------------------------------
                (Registrant's telephone number including area code)

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

                                                         Shares Outstanding
           Class                                        as of August 1, 1996
                                                        --------------------
Common Stock, $5 Par Value                                    32,442,752

                           Central Maine Power Company

                                      INDEX




                                                                     Page No.

Part I.  Financial Information

Consolidated Statement of Earnings for the Three Months
Ended June 30, 1996 and 1995                                            1

Consolidated Statement of Earnings for the Six Months
Ended June 30, 1996 and 1995                                            2

Consolidated Balance Sheet - June 30, 1996 and December 31, 1995:
    Assets                                                              3
    Stockholders' Investment and Liabilities                            4

Consolidated Statement of Cash Flows for the Six Months
Ended June 30, 1996 and 1995                                            5

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    12


Part II.  Other Information                                            19

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                            For the Three Months
                                                                Ended June 30,
                                                            --------------------
                                                              1996       1995
                                                              ----       ----
ELECTRIC OPERATING REVENUES                                 $216,358   $202,584
                                                             -------    -------
OPERATING EXPENSES
     Fuel Used for Company Generation                          1,884      4,944
     Purchased Power
         Energy                                               95,253     92,346
         Capacity                                             24,584     34,123
     Other Operation                                          39,792     48,008
     Maintenance                                               8,226      8,599
     Depreciation and Amortization                            14,551     14,037
     Federal and State Income Taxes                            5,975     (8,207)
     Taxes Other Than Income Taxes                             6,825      6,716
                                                             -------    -------
              Total Operating Expenses                       197,090    200,566
                                                             -------    -------
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                     1,227      2,034
                                                             -------    -------
OPERATING INCOME                                              20,495      4,052
                                                             -------    -------
OTHER INCOME (EXPENSE)
     Allowance for Equity Funds Used During Construction         198        154
     Other, Net                                                1,789      1,688
     Income Taxes Applicable to Other Income (Expense)          (605)      (703)
                                                             -------    -------
              Total Other Income (Expense)                     1,382      1,139
                                                             -------    -------
INCOME BEFORE INTEREST CHARGES                                21,877      5,191
                                                             -------    -------
INTEREST CHARGES
     Long-Term Debt                                           11,981     12,798
     Other Interest                                              952      1,140
     Allowance for Borrowed Funds Used During Construction      (152)      (128)
                                                             -------    -------
              Total Interest Charges                          12,781     13,810
                                                             -------    -------
NET INCOME (LOSS)                                              9,096     (8,619)
DIVIDENDS ON PREFERRED STOCK                                   2,519      2,609
                                                             -------    -------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                  $  6,577   $(11,228)
                                                             =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                             32,442,752 32,442,752

EARNINGS (LOSS) PER SHARE OF COMMON STOCK                      $0.20     $(0.34)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                  $0.225     $0.225

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                             For the Six Months
                                                               Ended June 30,
                                                             ------------------
                                                              1996       1995
                                                              ----       ----
ELECTRIC OPERATING REVENUES                                 $490,497   $465,896
                                                             -------    -------
OPERATING EXPENSES
     Fuel Used for Company Generation                          7,480      9,554
     Purchased Power
         Energy                                              212,981    206,704
         Capacity                                             49,053     55,168
     Other Operation                                          82,694     89,477
     Maintenance                                              15,522     14,939
     Depreciation and Amortization                            28,019     28,314
     Federal and State Income Taxes                           23,936      8,435
     Taxes Other Than Income Taxes                            13,815     13,369
                                                             -------    -------
              Total Operating Expenses                       433,500    425,960
                                                             -------    -------
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                     3,099      3,477
                                                             -------    -------
OPERATING INCOME                                              60,096     43,413
                                                             -------    -------
OTHER INCOME (EXPENSE)
     Allowance for Equity Funds Used During Construction         384        310
     Other, Net                                                3,340      2,946
     Income Taxes Applicable to Other Income (Expense)        (1,205)    (1,243)
                                                             -------    -------
              Total Other Income (Expense)                     2,519      2,013
                                                             -------    -------
INCOME BEFORE INTEREST CHARGES                                62,615     45,426
                                                             -------    -------
INTEREST CHARGES
     Long-Term Debt                                           24,014     25,617
     Other Interest                                            1,948      2,308
     Allowance for Borrowed Funds Used During Construction      (300)      (256)
                                                             -------    -------
              Total Interest Charges                          25,662     27,669
                                                             -------    -------
NET INCOME                                                    36,953     17,757
DIVIDENDS ON PREFERRED STOCK                                   5,037      5,141
                                                             -------    -------
EARNINGS APPLICABLE TO COMMON STOCK                         $ 31,916   $ 12,616
                                                             =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                             32,442,752 32,442,752

EARNINGS PER SHARE OF COMMON STOCK                             $0.98      $0.39
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $0.45      $0.45

The accompanying notes are an integral part of these financial statements

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                          June 30,     Dec. 31,
                                                            1996         1995
                                                          --------     --------
                                                         Unaudited)
ASSETS
ELECTRIC PROPERTY, at Original Cost                      $1,622,562  $1,611,941
    Less:  Accumulated Depreciation                         579,302     560,078
                                                          ---------   ---------
           Electric Property in Service                   1,043,260   1,051,863
    Construction Work in Progress                            18,577      15,928
    Net Nuclear Fuel                                          1,188       1,391
                                                          ---------   ---------
           Net Electric Property and Nuclear Fuel         1,063,025   1,069,182
                                                          ---------   ---------

INVESTMENTS IN ASSOCIATED COMPANIES, at Equity               66,763      54,669
                                                          ---------   ---------
           Net Electric Property, Nuclear Fuel and
            Investments in Associated Companies           1,129,788   1,123,851
                                                          ---------   ---------

CURRENT ASSETS
    Cash and Temporary Cash Investments                      34,502      57,677
    Accounts Receivable, Less Allowance for Uncollectible
    Accounts of $ 2,957 in 1996 and $3,313 in 1995
       Service - Billed                                      74,672      87,140
                 - Unbilled                                  29,707      41,798
       Other Accounts Receivable                             13,502      15,131
    Inventories, at Average Cost
       Fuel Oil                                               5,522       3,772
       Materials and Supplies                                12,687      12,772
    Funds on Deposit With Trustee                            59,119      29,919
    Prepayments and Other Current Assets                      5,367       9,192
                                                          ---------   ---------

           Total Current Assets                             235,078     257,401
                                                          ---------   ---------

DEFERRED CHARGES AND OTHER ASSETS
    Recoverable Costs of Seabrook 1 and Abandoned
     Projects, Net                                           92,339      95,127
    Regulatory Assets-Deferred Taxes                        234,931     235,081
    Yankee Atomic Purchase Power Contract                    19,005      21,396
    Other Deferred Charges and Other Assets                 237,735     260,063
                                                          ---------   ---------
           Deferred Charges and Other Assets, Net           584,010     611,667
                                                          ---------   ---------

                TOTAL ASSETS                             $1,948,876  $1,992,919
                                                          =========   =========

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                            June 30,    Dec. 31,
                                                              1996        1995
                                                            --------    --------
                                                          (Unaudited)

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION
     Common Stock Investment                              $  507,323 $  490,005
     Preferred Stock                                          65,571     65,571
     Redeemable Preferred Stock                               53,528     67,528
     Long-Term Obligations                                   599,992    622,251
                                                           ---------  ---------
        Total Capitalization                               1,226,414  1,245,355
                                                           ---------  ---------

CURRENT LIABILITIES AND INTERIM FINANCING
     Interim Financing                                        44,000     34,000
     Sinking-Fund Requirements                                10,454     10,455
     Accounts Payable                                         72,236    108,170
     Dividends Payable                                         9,823      9,823
     Accrued Interest                                         12,324     12,648
     Accrued Income Taxes                                      4,863      3,668
     Miscellaneous Current Liabilities                        18,499     13,870
                                                           ---------  ---------
        Total Current Liabilities and Interim Financing      172,199    192,634
                                                           ---------  ---------

COMMITMENTS AND CONTINGENCIES

RESERVES AND DEFERRED CREDITS
     Accumulated Deferred Income Taxes                       356,751    351,868
     Unamortized Investment Tax Credits                       31,645     32,452
     Regulatory Liabilities-Deferred Taxes                    51,656     50,366
     Yankee Atomic Purchased Power Contract                   19,005     21,396
     Other Reserves and Deferred Credits                      91,206     98,848
                                                           ---------  ---------
        Total Reserves and Deferred Credits                  550,263    554,930
                                                           ---------  ---------

           TOTAL STOCKHOLDERS' INVESTMENT
            AND LIABILITIES                               $1,948,876 $1,992,919
                                                           =========  =========

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                    (Note 1)
                                                             For the Six Months
                                                               Ended June 30,
                                                             ------------------
                                                                1996     1995
CASH FROM OPERATIONS                                            ----     ----
  Net Income                                                  $36,953  $17,757
  Items Not Requiring (Not Providing) Cash:
      Depreciation and Amortization                            40,189   41,161
      Deferred Income Taxes and Investment Tax Credits, Net     5,323    6,708
      Maine Yankee Sleeving Accrual, Net of Amounts Billed              12,151
      Allowance for Equity Funds Used During Construction        (384)    (310)
  Changes in Certain Assets and Liabilities:
      Accounts Receivable                                      26,188   23,114
      Other Current Assets                                      3,825    3,864
      Inventories                                              (1,665)    (596)
      Accounts Payable                                        (35,029) (15,475)
      Accrued Interest                                           (324)  (1,611)
      Accrued Income Taxes                                      1,195   (1,422)
      Miscellaneous Current Liabilities                         4,629    8,140
  Deferred Energy-Management Costs                               (409)  (1,865)
  Maine Yankee Outage Accrual                                   4,140   (8,814)
  Purchased-Power Contracts                                       (75)  (4,550)
  Other, Net                                                   (2,020)   1,435
                                                               ------   ------
               Net Cash Provided By Operating Activities       82,536   79,687
                                                               ------   ------

INVESTING ACTIVITIES
      Construction Expenditures                               (18,773) (17,468)
      Investments in Associated Companies                     (11,685)
      Changes in Accounts Payable - Investing Activities         (905)  (2,629)
                                                               ------   ------
               Net Cash Used by Investing Activities          (31,363) (20,097)
                                                               ------   ------

FINANCING ACTIVITIES
  Issuances:
      Medium-Term Notes                                                 20,000
  Redemptions:
      Preferred Stock                                         (14,000)  (5,472)
      Mortgage Bonds                                          (11,500)
      Medium-Term Notes                                                (35,000)
  Dividends:
      Common Stock                                            (14,611) (14,611)
      Preferred Stock                                          (5,037)  (5,251)
  Funds on Deposit With Trustee                               (29,200)     -
                                                               ------   ------
               Net Cash Used by Financing Activities          (74,348) (40,334)
                                                               ------   ------
               Net Increase In Cash                           (23,175)  19,256
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 57,677   58,112
                                                               ------   ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $34,502  $77,368
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

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. This statement requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its fair value. This statement also imposes a stricter criterion for retention of regulatory assets on the financial statements by requiring that such assets be probable of recovery at each balance sheet date. As of June 30, 1996, the amount of assets not subject to rate recovery was immaterial. However, this may change in the future as changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in the electric utility industry.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

Supplemental Cash Flow Disclosure - Cash paid for the six months ended June 30, 1996 and 1995 for interest, net of amounts capitalized, amounted to $ 24.3 million and $27.4 million, respectively. Income taxes paid, net of amounts refunded, amounted to $ 18.7 million and $4.5 million for the six months ended June 30, 1996 and 1995, respectively. The Company incurred no new capital lease obligations in either period.

2.      Commitments and Contingencies

Maine Yankee Atomic Power Company - On January 11, 1996, the Maine Yankee nuclear generating plant began start-up operations after an extended outage and was up to 90-percent generation levels by January 24, 1996. Refer to Note 4 of Notes to Consolidated Financial Statements for a detailed discussion on this outage. On April 25, 1996, Maine Yankee submitted an analysis to the Nuclear Regulatory Commission (NRC) which Maine Yankee believes met all federal regulatory requirements for operating the Plant at the 100-percent level. However, Maine Yankee cannot return to operating at 100 percent until the NRC reviews the analysis submitted by Maine Yankee and approves operating at full power. Maine Yankee has notified the Company that it is unable to predict when or if the NRC will permit the plant to operate at full power generation. The Company estimates that for as long as the plant continues to operate at a 90-percent level in 1996 it will continue to incur replacement-power costs ranging from $300,000 to $400,000 per month. These additional costs are not recoverable under a fuel-adjustment clause and will be charged against operations in 1996.

Also as previously reported, in December 1995 the NRC's Office of the Inspector General (OIG) and its Office of Investigations (OI) initiated separate investigations of certain anonymous allegations of wrongdoing by Maine Yankee and Yankee Atomic Electric Company (Yankee) in 1988 and 1989 in connection with Maine Yankee Plant operating-license amendments. On May 9, 1996, the OIG, which was responsible for investigating only the actions of the NRC Staff and not those of Maine Yankee or Yankee, issued its report on its investigation. The report found deficiencies in the NRC Staff's review, documentation, and communications practices in connection with the license amendments, as well as "significant indications of possible licensee violations of NRC requirements and regulations." Any such violations by Maine Yankee or Yankee would be within the purview of the OI investigation, which is not yet complete. A separate internal investigation commissioned by the boards of directors of Maine Yankee and Yankee and conducted by an independent law firm noted several areas that could have been improved, including regulatory communications, definition of responsibilities between Maine Yankee and Yankee, and documentation and tracking of regulatory compliance, but found no wrongdoing by Maine Yankee or Yankee or any of their employees.

On June 7, 1996, the NRC formally notified Maine Yankee that it planned to conduct an "Independent Safety Assessment" of the Maine Yankee Plant to provide an independent evaluation of the safety performance of Maine Yankee and as a "follow-on" to the OIG report. The NRC stated that the overall goals and objectives of the assessment were: "(a) provide an independent assessment of conformance to the design and licensing basis; (b) provide an independent assessment of operational safety performance; (c) evaluate the effectiveness of licensee self-assessments, corrective actions and improvement plans and; (d) determine root cause(s) of safety significant findings and conclusions." The NRC further informed Maine Yankee that the assessment would be carried out by a team of NRC personnel and contractors who were "independent of any recent or significant involvement with the licensing, regulation or inspection of Maine Yankee". The assessment is expected to last until early October, 1996. The Company, however, cannot predict the outcome of the Independent Safety Assessment or the unfinished OI investigation or how any findings from these proceedings may impact the Plant's operating license, its cost of operations, or any conditions required for continued operation, including whether or not the Plant may be required to shut down or the duration of any required shutdown. Reductions in plant output or a complete shutdown of the plant would impose additional costs on the Company, which could be substantial, depending on the magnitude and duration of any such operating restrictions and the amount and cost of any replacement power.

Allegations by "whistleblowers" of wrongdoing at the Millstone nuclear units in Connecticut, along with the allegations relating to Yankee and Maine Yankee discussed above, have contributed to heightened public and regulatory attention to operating practices at nuclear generating plants in New England. The Company cannot predict whether such heightened attention will affect the operation of the Plant.

On July 20, 1996, the Maine Yankee Plant was taken off-line after a comprehensive review by Maine Yankee of the Plant's systems and equipment revealed a need to add pressure-relief capacity to the Plant's primary component cooling system. As of the date of this report, August 14, 1996, the Plant is in the process of returning to service, but the Company cannot predict with certainty when the Plant will return to its previous operating level of 90 percent of capacity. Assuming the duration of the outage does not exceed one month, which the Company believes is likely, the Company estimates that its replacement-power costs would range from $3 million to $4 million, depending on the date of the return to service and based on a return to 90 percent of operating capacity.

Two other nuclear generating plants in which the Company has interests, Millstone Unit No. 3 (2.5 percent interest) and Connecticut Yankee (6 percent interest), are currently out of service, the former to provide assurances to the NRC concerning operating license requirements and the latter was taken off-line as a precautionary measure to evaluate the plant's service water system, but has remained shut down because of other safety issues. The Company estimates that it will incur approximately $600,000 to $800,000 in replacement power costs for each month these plants are out of service and will charge such costs against operations, but cannot predict how long those plants will be out of service nor the costs that may be required to return the plants to service.

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

The Company believes that its share of the remaining costs of the cleanup under the new method could total approximately $3.4 million to $5 million. This estimate is net of an agreed partial insurance recovery and the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued, or from any other parties. The Company has recorded an estimated liability of $3.4 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. In addition, the Company has deferred, as a regulatory asset, $4.1 million of costs incurred through June 30, 1996.

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

On June 28, 1996, the MPUC approved a 1.26-percent increase in rates and rate-element caps under the ARP effective July 1, 1996. The increase does not apply to fixed-price contracts and other target rate classes. The components of the increase included the inflation index of 2.55 percent and earnings sharing and mandated cost items of 0.64 percent, reduced by the productivity offset of
1.0 percent and sharing of contract restructuring and buyout savings of 0.93 percent. As part of the 1996 ARP compliance filing, the Company sought affirmation of the recoverability through rates of a pre-ARP regulatory asset. The MPUC's Order provided for recovery of the pre-ARP regulatory asset in rates satisfying the Company's request for affirmation and therefore allowed the Company to remove an accounting reserve it had established in December 1995, based on the fact that recovery had not specifically been provided for in rates at that time. The removal of this reserve resulted in a one-time, after-tax, addition of $3.8 million to income for the second quarter of 1996.

4.      Non-Utility Generators

During the second quarter of 1996, the Company entered into agreements restructuring its purchased power agreement with Maine Energy Recovery Company, Limited Partnership (Maine Energy), a waste-to-energy facility, and concurrently entered into a capacity sales agreement with CL Power Sales One, L.L.C. (CL
One). The amended purchased power agreement provides for the Company to purchase energy at reduced rates in exchange for the Company's consent to Maine Energy's sale of the facility's capacity to CL One. The capacity sales agreement provides for resale of the capacity from CL One to the Company. Combined, these agreements are expected to reduce the Company's aggregate cost of purchased power by approximately $24 million over the term of the agreement.

5.      Ancillary Enterprises

As part of its strategy for moving to a more competitive arena, the Company is seeking to diversify by expanding through developing ancillary enterprises. On April 26, 1996, the Company invested $10 million in MaineCom Services (MaineCom), a wholly-owned subsidiary. MaineCom will seek to develop opportunities in expanding markets by arranging fiber-optic data service for bulk carriers, offering support for cable-TV or "super-cellular" personal-communication vendors, and providing other telecommunications consulting services. MaineCom has invested in FiveCom, a Massachusetts company, to construct and operate a fiber optics system in New England.

On July 16, 1996, the Company entered into an option agreement with Maritimes & Northeast Pipeline, L.L.C. (M&N), and PanEnergy Power Services, Inc. (PanEnergy), in which the Company agreed to provide an exclusive option to M&N to acquire property interests in certain of the Company's transmission line rights of way for the location of sections of M&N's proposed natural gas pipeline from the United States-Canada border at Woodland, Maine, to Dracut, Massachusetts. The option is contingent on, among other things, the acquisition by PanEnergy of a portion of the Company's approximately 60-percent interest in William F. Wyman Unit No. 4, a jointly-owned oil-fired electric generating unit in Yarmouth, Maine, if the economic feasibility of converting that unit to a natural gas-fired facility is favorably determined. The Company would also have the option of acquiring an equity interest of up to 10 percent in M&N and in the Canadian affiliate of M&N that would construct the pipeline from a natural-gas processing plant in Nova Scotia to the Maine border. Consummation of the plans contemplated by the option agreement is subject to a number of uncertainties, including, among others, feasibility studies, valuation agreements, regulatory approvals, development of the proposed Canadian source of natural gas, the effect of competing pipeline proposals, and political considerations in the United States and Canada. The Company cannot now predict whether the pipeline will be built or, if it should be, its effects on the Company's business or operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not differ from expectations. Actual results have varied materially and unpredictably from expectations.

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

Operating Results

Net income was $9.1 million for the second quarter of 1996 compared to a net loss of $8.6 million for the corresponding period in 1995. Year-to-date net income was $37.0 million versus $17.8 million for the 1995 period. Earnings applicable to common stock were $6.6 million or $0.20 per share for the second quarter of 1996 compared to a loss of $11.2 million or $0.34 per share for the comparable period in 1995. Year-to-date earnings applicable to Common Stock were $31.9 million or $0.98 per share and $12.6 million or $0.39 per share in 1995. The 1995 results were dominated by a one-time charge of $8.8 million, net of tax, for the Company's share of steam generator tube sleeving at the Maine Yankee Atomic Power Company (Maine Yankee Plant). Net income in the second quarter of 1995 also reflected increased purchased-power expenses of $5.0 million (after tax) related to replacement power costs for the Maine Yankee Plant.

Operating revenues in the second quarter of 1996 totaled $216 million, up 6.8 percent from $203 million in the second quarter of 1995. Operating revenues increased by $24.6 or 5.3 percent to $490 million in the first half of 1996. Revenues were affected by higher kilowatt-hour sales and a July 1995 price increase for most customers.

Service-area sales for the second quarter of 1996 totaled approximately 2.2 billion kilowatt-hours, up 3.6 percent from the second quarter of 1995. Service-area sales of electricity totaled approximately 4.6 billion kilowatt-hours for the six-month period ended June 30, 1996, an increase of 2.7 percent compared to the first six months of 1995.

               Service Area Kilowatt-hour Sales (Millions of KWHs)
                              Period Ended June 30,
                      Three Months                     Six Months
              1996       1995    % Change      1996      1995    % Change
              ----       ----    --------      ----      ----    --------

Residential   648.3      634.5      2.2%     1,482.6    1,451.4     2.2%
Commercial    572.5      565.2      1.3      1,234.4    1,209.0     2.1
Industrial    914.1      876.7      4.3      1,770.5    1,744.4     1.5
Other          50.5       32.3     56.3        107.3       67.8    58.3
            -------    -------     ----      -------    -------    ----
            2,185.4    2,108.7      3.6%     4,594.8    4,472.6     2.7%
            =======    =======     ====      =======    =======    ====

The changes in service area kilowatt-hour sales reflect the following:

         Kilowatt-hour sales to residential customers increased by 2.2 percent in the second quarter and for the six months ended June 30, 1996 compared to 1995; usage per customer was up 1.0 percent in the second quarter and for the six months ended June 30, 1996.

         Commercial sales increased by 1.3 percent and 2.1 percent for the three- and six-month periods from 1995, reflecting increases in the services and retail trade sectors.

         Industrial kilowatt-hour sales increased by 4.3 percent in the second quarter and by 1.5 percent for the six-months ended June 30, 1996 compared to 1995. Pulp and paper sales, which comprise approximately 60 percent of industrial sales, increased 4.6 percent for the quarter and were flat year to date.

MEPCO's electric sales and transmission revenues from New England utilities other than the Company amounted to $2.4 million and $2.8 million in the second quarter of 1996 and 1995, respectively. These same totals for the six months ended June 30, 1996 and 1995 were $4.1 million and $4.5 million, respectively. Under a Participation Agreement that formally terminated July 1, 1996, all of MEPCO's costs, including a return on invested capital, were paid by the participating utilities (Participants), which included the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases by Participants. MEPCO filed with the Federal Energy Regulatory Commission (FERC) on May 1, 1996, for a six-month extension of its then-current rates, and offered an extension of the terms of the Participation Agreement to all Participants.

Effective July 9, 1996, MEPCO filed with FERC under Order 888 for new pro forma tariff rates. Refer to "Industry Restructuring and Strandable Costs" below for further discussion of this matter.

Purchased power-energy expense increased over the second quarter of 1995 and year to date, reflecting increased kilowatt-hour sales, replacement power cost due to the Maine Yankee outage which continued through most of January 1996 and reductions from a contract restructuring which lowered energy costs, as discussed in Note 4 to Consolidated Financial Statements.

Purchased power-capacity expense decreased by $9.5 million compared to the second quarter of 1995 and $6.1 million year to date, principally because of the $15 million of sleeving costs recorded in second quarter of 1995 for Maine Yankee, and increased expenses from a contract restructuring with a non-utility generator.

Other operation and maintenance expenses decreased by $8.2 million compared to the second quarter of 1995 and $6.8 million year to date, primarily due to the reversal of a reserve established in December 1995. As discussed in Note 3 to Consolidated Financial Statements, in response to the Company's request for affirmation of recovery through rates of a pre-ARP regulatory asset the June 28, 1996 ARP order provided recovery in rates of a pre-ARP regulatory asset, thereby resulting a one-time pre-tax addition to income of $6.4 million. Also, a one-time pre-tax charge of $4.8 million associated with the Company's Special Retirement Offer was included in 1995. Contractual obligations under the Company's energy management programs account for a $1.7 million increase year to date over 1995. Distribution expenses also increased on a year to date basis over 1995 by $2.7 million, due to a planned increase for line clearance.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased as a result of higher pre-tax earnings in 1996, when compared to 1995.

Interest on long-term debt and other interest expense decreased during the second quarter and year to date 1996 compared to 1995. The decrease reflects a lower level of Medium-Term Notes outstanding than in 1995 and the end of amortization of loss on reacquired debt for one issue.

Liquidity and Capital Resources

Approximately $82.1 million of cash was provided during the first half of 1996 from net income before non-cash items, primarily depreciation and amortization. During such period, approximately $500,000 of cash was provided by fluctuations in certain assets and liabilities and from other operating activities.

During the first half of 1996, dividends paid on common stock were $14.6 million, while preferred-stock dividends utilized $5 million of cash.

Investing activities utilized $31.4 million in cash during the first half of 1996 for generating projects, transmission, distribution, and general construction expenditures and includes $11.7 million the Company invested in associated companies, $10 million of that in MaineCom Services, a telecommunications services company.

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

On June 12, 1996, the Company repurchased $11.5 million of the outstanding Series N 8.50%, due 2001, General and Refunding Mortgage Bonds. On July 1, 1996, the Company redeemed $14 million of its 8 7/8% Series Preferred Stock at par pursuant to its sinking-fund requirements.

On April 29, 1996, the Company deposited approximately $29.1 million in cash with the Trustee under the Company's General and Refunding Mortgage Indenture in satisfaction of the renewal and replacement fund and other obligations under the Indenture. The total of such cash on deposit with the Trustee as of June 30, 1996, was approximately $59.1 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed.

At June 30, 1996, the Company had a total of $130 million in unsecured committed bank lines with commercial banks for the purpose of providing short-term borrowing capacity to back commercial paper issuance and to finance general corporate needs.

On November 6, 1995, the Company extended its $80-million unsecured Competitive Advance and Revolving Credit Facility with several banks and Chemical Bank, as agent for the lenders, to October 15, 1996. The Company's $50-million revolving credit facility with several banks also has an expiration date of October 15, 1996. Both credit facilities have annual fees on the unused portion of the credit lines of 3/8 of 1 percent and allow for various borrowing options including LIBOR-priced, ABR-priced and competitive-bid priced loans. Under the terms of these agreements, the Company had no borrowings at June 30, 1996.

Effective July 1, 1996, MEPCO refinanced $870,000 of its long-term debt through Key Bank of Maine at a floating interest rate, due October 1, 1996. The Company expects long-term financing with Key Bank to be in place by that time.

Industry Restructuring and Strandable Costs

As discussed fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Form 10-K, the enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for transition to a more competitive industry. The functional areas in which competition will take place, the regulatory changes that will be implemented, and the resulting structure of both the industry and the Company are all uncertain, but a transition to direct competition to serve retail customers is increasingly widely anticipated. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting. The Company estimates its potential strandable-cost exposure to be as much as $2 billion, with above-market purchased-power contracts with non-utility generators responsible for approximately 60 percent of that amount and deferred regulatory assets approximately 25 percent.

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

In seeking approval of the second part of its MPUC filing, the Interim Tariff, the Company asserted that the Interim Tariff would address the present and potential risks caused by large customers bypassing the Company's system, including such risks as: (1) the installation of "uneconomic" generation (where the cost of the customer's alternative is higher than the market rate of power), a practice that is contrary to long-standing Maine energy policy and statutory law; (2) de facto restructuring, before either the Legislature or the MPUC has completed its review, putting at risk any benefits for residential and other remaining customers; (3) the appearance that an "escape mechanism" to avoidance of responsibility for costs is available for those who leave the Company's system before such responsibility for costs is settled; (4) the shifting of costs from those who can "escape", typically large customers, to those who cannot, typically smaller customers, or to utility investors; and (5) the sending of a "negative message" to the financial markets, a stakeholder in electric utility restructuring whose participation in restructuring is vital, with ensuing increased uncertainty and risk. To overcome those risks, the Company requested that the Interim Tariff become effective, subject to refund, for all applicable situations that would arise on or after April 29, 1996, the requested effective date of the Interim Tariff. The Company pointed out that it was necessary, under the circumstances described in its filing, to have in place an interim means to recover stranded costs from departing customers while the longer-term issues were being decided in the re-opened stranded-cost rulemaking in parallel with the ongoing restructuring proceeding. The Interim Tariff is designed to provide for the recovery of a major portion, but only the uneconomic portion, of those costs from departing large customers, subject to refund of any amounts that exceed the amounts ultimately determined by the MPUC in its re-opened stranded-cost proceeding to be appropriate.

Stressing the immediacy of the threat of uneconomic bypassing of the Company's system and the resulting cost shifting and price risk to remaining customers, the Company reported in its filing that Hannaford Bros. Co. (Hannaford), one of its largest customers, had recently installed a natural-gas-fired self-generation unit in Scarborough, Maine, at one of its larger supermarkets in the Company's service territory. The Company pointed out that Hannaford had 33 locations in the Company's service territory, including a substantial number of large supermarkets, and that Hannaford had informed the Company in discussions with the Company of its intention to install widespread self-generation at its stores in the Company's service territory by the end of 1996. On May 31, 1996, the Company signed a service contract with Hannaford covering electricity sales to all of its facilities located within the Company's service territory. This agreement is expected to secure in excess of $27 million in retail revenues over the next five years.

In May 1996, the Company requested the MPUC suspend the tariff proceeding on the basis that the immediate threat of loss of a significant customer was removed. In June 1996, the MPUC issued an order denying the Company's request, citing that it was in the public interest to adjudicate the issues in the case, and subsequently issued a revised schedule in the proceeding. The revised schedule calls for the MPUC to reach a decision on this filing by mid-November 1996. The Company cannot predict whether other customers of the Company will elect to install self-generation units before the issues relating to responsibility for stranded costs are resolved, or whether the MPUC will approve or allow the recovery of some or all of the costs that may be stranded as a result of the installation of self-generation facilities by customers of the Company.

On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Order No. 888, the Final Rule on Promoting Wholesale Competition Through Open-Access Non-Discriminatory Transmission Services by Public Utilities and Recovery of Stranded Costs by Public Utilities and Transmitting Utilities (Order No. 888) and Order No. 889, Open Access Same-Time Information System (OASIS) (Order No.
889).

Order No. 888 requires all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file open access non-discriminatory transmission tariffs that offer both load-based, network and contract-based, point-to-point service, including ancillary service to eligible customers containing minimum terms and conditions of non-discriminatory service. This service must be comparable to the service they provide themselves at the wholesale level; in fact, these utilities must take wholesale transmission service they provide themselves under the filed tariffs. The order also permits public utilities and transmitting utilities the opportunity to recover legitimate, prudent and verifiable wholesale stranded costs associated with providing open access and certain transmission services. It further requires public utilities to separate transmission from generation marketing functions and communications. Order No. 888 also clarifies Federal/state jurisdiction over transmission in interstate commerce and local distribution and provides for deference to certain state recommendations.

On July 9, 1996, the Company and MEPCO submitted its compliance filings to meet the new pro forma tariff non-price minimum terms and conditions of non-discriminatory transmission. Effective July 9, 1996, the Company and MEPCO have been transmitting energy pursuant to their filed tariffs, subject to refund.

Order No. 889 requires public utilities to completely separate their wholesale power marketing and transmission operation function and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System ("OASIS"). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information. The Company is participating in efforts to develop a regional OASIS and a New England Power Pool-wide Open Access Tariff, and to revise the New England Power Pool Agreement.

On July 19, 1996, the MPUC released for comment its Draft Plan on Electric Utility Industry Restructuring. The Plan describes a market structure which would fundamentally change the historical method of purchasing, delivering and regulating electricity services. It embraces competition and consumer choice and advocates cautious implementation.

The Draft Plan was prepared in response to Legislative Resolve 1995, ch. 48 "Resolve, to Require a Study of Retail Competition in the Electric Industry" which became law on July 3, 1995. Through the Resolve, the Legislature directed the Commission to begin to study restructuring Maine's electric utility industry no later than January 1, 1996, and to submit a report to the Legislature by January 1, 1997.

The draft calls for allowing all retail customers to choose their generation supplier beginning January 2000. Customers would be allowed to aggregate in any manner. Reciprocity based on retail access in other states or Canada would not be required.

Investor-owned utilities would be required to structurally separate generation by January 2000, and to divest all generation assets by January 2006. These utilities would transfer the right to market output of all non-utility contracts by January 2000. The contracts would be unaffected, and the legal obligations would rest with the transmission and distribution companies, which would remain regulated utilities. Standard offer service would be provided for customers who do not choose an alternative generation provider, and that service would be provided through periodic competitive bids. The requests for bids would contain a cap so the retail price for generation service combined with regulated rates of the transmission and distribution company would not exceed the bundled rate for electricity prior to retail access.

Utilities would be provided a reasonable opportunity, comparable to that existing under present regulation, to recover generation-related costs stranded as a result of retail access, but would be required to take all reasonable steps to mitigate stranded costs. The MPUC would determine generation-related stranded costs existing as of January 2000. The amount would be reviewed and subject to adjustment until 2006. In 2006, stranded costs associated with generation assets would be fixed. Stranded costs associated with non-utility contracts would be subject to adjustment on a periodic basis until contract termination. No generation costs or obligations incurred after March 1995 would be recovered through rates as stranded costs.

The MPUC is soliciting comments on the Draft Plan and will submit its final plan to the Legislature in December 1996. The Company will actively participate in this proceeding but cannot predict what the final recommendations to the Legislature dealing with these issues will contain.

The Company believes there is nothing in the draft plan as currently written that causes it to believe that the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), should be discontinued and will continue to apply its provisions to current accounting transactions and its historical financial statements. However, because the Company is unable to predict what form the final requirements will take, it cannot predict if or to what extent SFAS No. 71 will continue to be applicable in the future.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain significant regulatory matters affecting the Company, including, among others, (1) the release on July 19, 1996, by the Maine Public Utilities Commission (MPUC) of its "Draft Plan on Electric Utility Restructuring", and (2) investigations by the Nuclear Regulatory Commission of Maine Yankee Atomic Power Company, see Management's Discussion and Analysis of Financial Condition and the Results of Operations, "Industry Restructuring and Strandable Costs" and Note 2 "Commitments and Contingencies, "Maine Yankee Atomic Power Company", respectively.

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

Item 2. through Item 3.  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 22, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

Three matters were voted on at the meeting. One was the election of four directors to Class III of the Company's Board of Directors for a three-year term. All four nominees were elected, with the following vote tabulations:

Charleen M. Chase
     Votes for -                    2,373,616
     Votes withheld -                  59,743
     Abstentions -                     98,179
     Broker nonvotes -                718,450

David T. Flanagan
     Votes for -                    2,375,740
     Votes withheld -                  57,619
     Abstentions -                     98,179
     Broker nonvotes -                718,450

Robert H. Gardiner
     Votes for -                    2,375,053
     Votes withheld -                  58,307
     Abstentions -                     98,178
     Broker nonvotes -                718,450

Peter J. Moynihan
     Votes for -                    2,377,553
     Votes withheld -                  55,806
     Abstentions -                     98,179
     Broker nonvotes -                718,450

Two other matters voted on at the meeting were:

1. Approval of the appointment of Coopers & Lybrand L.L.P., Boston, Massachusetts, as the Company's auditors for the year 1996. The appointment was approved, with the following vote tabulations:

     Votes for -                    2,390,332
     Against                           17,199
     Votes withheld -                  98,179
     Abstentions -                     25,828
     Broker nonvotes -                718,450

2. A shareholder proposal recommending that the Company divest its interest in Maine Yankee Atomic Power Company by the end of 1996. The proposal was defeated, with the following vote tabulations:

     Votes for -                      170,246
     Against                        1,735,726
     Votes withheld -                 494,191
     Abstentions -                    131,375
     Broker nonvotes -                718,450

Item 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits.  None.

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the second quarter of 1996 and thereafter to date:

Date of Report                                              Items Reported

April 17, 1996                                                   Item 5
                                                                 ------

On April 17, 1996, the Company filed with the MPUC (1) a petition requesting that the MPUC re-open the terminated stranded-cost rulemaking proceeding, and
(2) a proposed "Interim Competitive Transition Charge Tariff", including a request for immediate effectiveness.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CENTRAL MAINE POWER COMPANY
                                                 (Registrant)



Date: August 14, 1996                  /S/R. E. Tuoriniemi
                                       ----------------------------------------
                                       Robert E. Tuoriniemi, Comptroller (Chief
                                       Accounting Officer)


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