Form 10-Q
period 1996-09-30
CENTRAL MAINE POWER CO
filed 1996-11-14
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                    Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. Shares Outstanding Class as of November 12, 1996

Common Stock, $5 Par Value                                        32,442,752

                           Central Maine Power Company
                                      INDEX




                                                                   Page No.

Part I.  Financial Information

Consolidated Statement of Earnings for the Three Months
Ended September 30, 1996 and 1995                                       1

Consolidated Statement of Earnings for the Nine Months
Ended September 30, 1996 and 1995                                       2

Consolidated Balance Sheet  - September 30, 1996 and
December 31, 1995:
    Assets                                                              3
    Stockholders' Investment and Liabilities                            4

Consolidated Statement of Cash Flows for the Nine Months
Ended September 30, 1996 and 1995                                       5

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    14


Part II.  Other Information                                            21


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                            For the Three Months
                                                             Ended September 30,
                                                             1996       1995

ELECTRIC OPERATING REVENUES                                  $228,987  $217,872
OPERATING EXPENSES
     Fuel Used for Company Generation                           5,177     5,887
     Purchased Power
         Energy                                               101,892    99,221
         Capacity                                              28,471    18,631
     Other Operation                                           49,073    41,750
     Maintenance                                                9,760     7,021
     Depreciation and Amortization                             13,287    13,315
     Federal and State Income Taxes                             1,790     4,260
     Taxes Other Than Income Taxes                              6,910     7,390
              Total Operating Expenses                        216,360   197,475
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                      2,040     1,772
OPERATING INCOME                                               14,667    22,169
OTHER INCOME (EXPENSE)
     Allowance for Equity Funds Used During Construction          232       173
     Other, Net                                                 1,218     1,802
     Income Taxes Applicable to Other Income (Expense)           (446)     (476)
              Total Other Income (Expense)                      1,004     1,499
INCOME BEFORE INTEREST CHARGES                                 15,671    23,668
INTEREST CHARGES
     Long-Term Debt                                            11,530    12,371
     Other Interest                                               926     1,040
     Allowance for Borrowed Funds Used During Construction       (177)     (143)
              Total Interest Charges                           12,279    13,268
NET INCOME                                                      3,392    10,400
DIVIDENDS ON PREFERRED STOCK                                    2,207     2,518
EARNINGS APPLICABLE TO COMMON STOCK                         $   1,185   $ 7,882

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                              32,442,752 32,442,752

EARNINGS PER SHARE OF COMMON STOCK                              $0.04     $0.24
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $0.225    $0.225

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                          For the Nine Months
                                                           Ended September 30,
                                                           1996          1995

ELECTRIC OPERATING REVENUES                                $719,484    $683,768
OPERATING EXPENSES
     Fuel Used for Company Generation                        12,657      15,441
     Purchased Power
         Energy                                             314,873     305,925
         Capacity                                            77,524      73,799
     Other Operation                                        131,767     131,227
     Maintenance                                             25,282      21,960
     Depreciation and Amortization                           41,306      41,629
     Federal and State Income Taxes                          25,726      12,695
     Taxes Other Than Income Taxes                           20,725      20,759
              Total Operating Expenses                      649,860     623,435
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                    5,139       5,249
OPERATING INCOME                                             74,763      65,582
OTHER INCOME (EXPENSE)
     Allowance for Equity Funds Used During Construction        616         483
     Other, Net                                               4,558       4,748
     Income Taxes Applicable to Other Income (Expense)       (1,651)     (1,719)
              Total Other Income (Expense)                    3,523       3,512
INCOME BEFORE INTEREST CHARGES                               78,286      69,094
INTEREST CHARGES
     Long-Term Debt                                          35,544      37,988
     Other Interest                                           2,874       3,348
     Allowance for Borrowed Funds Used During Construction     (477)       (399)
              Total Interest Charges                         37,941      40,937
NET INCOME                                                   40,345      28,157
DIVIDENDS ON PREFERRED STOCK                                  7,244       7,659
EARNINGS APPLICABLE TO COMMON STOCK                       $  33,101   $  20,498

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                            32,442,752 32,442,752

EARNINGS PER SHARE OF COMMON STOCK                            $1.02      $0.63
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $0.675     $0.675

The accompanying notes are an integral part of these financial statements

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                          Sept. 30,   Dec. 31,
                                                            1996        1995
                                                         (Unaudited)
ASSETS
ELECTRIC PROPERTY, at Original Cost                      $1,630,988  $1,611,941
    Less:  Accumulated Depreciation                         589,388     560,078
           Electric Property in Service                   1,041,600   1,051,863
    Construction Work in Progress                            20,863      15,928
    Net Nuclear Fuel                                          1,188       1,391
           Net Electric Property and Nuclear Fuel         1,063,651   1,069,182

INVESTMENTS IN ASSOCIATED COMPANIES, at Equity               68,019      54,669
        Net Electric Property, Nuclear Fuel and
            Investments in Associated Companies           1,131,670   1,123,851

CURRENT ASSETS
    Cash and Temporary Cash Investments                       9,424      57,677
    Accounts Receivable, Less Allowance for Uncollectible
    Accounts of $3,260 in 1996 and $3,313 in 1995
       Service - Billed                                      73,057      87,140
                 - Unbilled                                  32,566      41,798
       Other Accounts Receivable                             12,326      15,131
    Prepaid Income Taxes                                        960
       Inventories, at Average Cost
       Fuel Oil                                               4,353       3,772
       Materials and Supplies                                12,426      12,772
    Funds on Deposit With Trustee                            59,588      29,919
    Prepayments and Other Current Assets                     13,723       9,192

           Total Current Assets                             218,423     257,401

DEFERRED CHARGES AND OTHER ASSETS
    Recoverable Costs of Seabrook 1 and Abandoned
     Projects, Net                                           90,945      95,127
    Regulatory Assets-Deferred Taxes                        233,768     235,081
    Yankee Atomic Purchased Power Contract                   17,843      21,396
    Other Deferred Charges and Other Assets                 240,905     260,063
           Deferred Charges and Other Assets, Net           583,461     611,667

                  TOTAL ASSETS                           $1,933,554  $1,992,919

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                       Sept. 30,      Dec. 31,
                                                         1996           1995
                                                     (Unaudited)

                                     STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION
     Common Stock Investment                          $  501,201    $  490,005
     Preferred Stock                                      65,571        65,571
     Redeemable Preferred Stock                           53,528        67,528
     Long-Term Obligations                               565,611       622,251
                  Total Capitalization                 1,185,911     1,245,355

CURRENT LIABILITIES AND INTERIM FINANCING
     Interim Financing                                    59,870        34,000
     Sinking-Fund Requirements                             8,726        10,455
     Accounts Payable                                     79,509       108,170
     Dividends Payable                                     9,512         9,823
     Accrued Interest                                      9,616        12,648
     Accrued Income Taxes                                                3,668
     Miscellaneous Current Liabilities                    17,382        13,870
                  Total Current Liabilities
                   and Interim Financing                 184,615       192,634

COMMITMENTS AND CONTINGENCIES

RESERVES AND DEFERRED CREDITS
     Accumulated Deferred Income Taxes                   355,408       351,868
     Unamortized Investment Tax Credits                   31,337        32,452
     Regulatory Liabilities-Deferred Taxes                51,934        50,366
     Yankee Atomic Purchased Power Contract               17,843        21,396
     Other Reserves and Deferred Credits                 106,506        98,848
                  Total Reserves and Deferred Credits    563,028       554,930

                     TOTAL STOCKHOLDERS' INVESTMENT
                      AND LIABILITIES                 $1,933,554    $1,992,919

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                    (Note 1)
                                                  For the Nine Months
                                                     Ended Sept. 30,
                                                  1996           1995
CASH FROM OPERATIONS
     Net Income                                 $ 40,345        $ 28,157
     Items Not Requiring (Not Providing) Cash:
         Depreciation and Amortization            59,575          61,101
         Deferred Income Taxes and Investment
          Tax Credits, Net                         4,524           4,177
         Maine Yankee Sleeving Accrual, Net of
          Amounts Billed                                           7,893
         Allowance for Equity Funds Used During
          Construction                              (616)           (483)
     Changes in Certain Assets and Liabilities:
         Accounts Receivable                      26,120          18,358
         Other Current Assets                     (4,531)           (136)
         Inventories                                (235)             71
         Accounts Payable                        (27,792)        (24,685)
         Accrued Interest                         (3,032)         (4,181)
         Accrued Income Taxes                     (4,628)         26,205
         Miscellaneous Current Liabilities         3,512           8,387
     Deferred Energy-Management Costs             (3,497)         (2,524)
     Maine Yankee Outage Accrual                   6,210          (6,780)
     Purchased-Power Contracts                       (75)        (10,675)
     Other, Net                                    4,480           3,070
                  Net Cash Provided By
                   Operating Activities          100,360         107,955

INVESTING ACTIVITIES
         Construction Expenditures               (31,217)        (32,673)
         Changes in Accounts Payable -
          Investing Activities                      (869)         (2,083)
         Investments in Associated
          Companies                              (12,026)           (600)
                  Net Cash Used by Investing
                   Activities                    (44,112)        (35,356)

FINANCING ACTIVITIES
     Issuances:
         Medium-Term Notes                        10,000          30,000
     Redemptions:
         Other Long Term Obligations, net           (860)           (860)
         Short Term Obligations, net                              (8,000)
         Preferred Stock                         (14,000)         (5,472)
         Medium-Term Notes                       (29,000)        (55,000)
         Mortgage Bonds                          (11,500)
     Dividends:
         Common Stock                            (21,916)        (21,916)
         Preferred Stock                          (7,556)         (7,768)
     Funds on Deposit With Trustee               (29,669)            -
                  Net Cash Used by Financing
                   Activities                   (104,501)        (69,016)
                  Net (Decrease) Increase
                   In Cash                       (48,253)          3,583
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    57,677          58,112
CASH AND CASH EQUIVALENTS, END OF PERIOD       $   9,424        $ 61,695

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

     The adoption of the Alternative Rate Plan (ARP), effective January 1, 1995, eliminated the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. Fuel revenues and expenses are now recorded as they are billed rather than deferred.

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. This statement requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its fair value. This statement also imposes a stricter criterion for retention of regulatory assets on the financial statements by requiring that such assets be probable of recovery at each balance sheet date. As of September 30, 1996, the amount of assets not subject to rate recovery was immaterial. However, this may change in the future as changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in the electric utility industry.

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

     Supplemental Cash Flow Disclosure - Cash paid for the nine months ended September 30, 1996 and 1995 for interest, net of amounts capitalized, amounted to $38.4 million and $41.9 million, respectively. Income taxes paid ($28.4 million), net of amounts reimbursed from subsidiaries, amounted to $27.5 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1995 income tax refunded, net of amounts paid ($13.8 million), amounted to $15.9 million. The Company incurred no new capital lease obligations in either period.

2.      Commitments and Contingencies

     Maine Yankee Atomic Power Company (Maine Yankee). As previously reported, on January 11, 1996, the Maine Yankee nuclear generating plant began start-up operations after an extended outage and had attained a 90-percent generation level by January 24, 1996. On April 25, 1996, Maine Yankee submitted an analysis to the Nuclear Regulatory Commission (NRC) which Maine Yankee believes met all federal regulatory requirements for operating the Plant at the 100-percent level but, due to the events discussed below, the NRC has not yet taken final action on the submittal.

     Also as previously reported, in December 1995 the NRC's Office of the Inspector General (OIG) and its Office of Investigations (OI) had initiated separate investigations of certain anonymous allegations of wrongdoing by Maine Yankee and Yankee Atomic Electric Company (Yankee) in 1988 and 1989 in connection with Maine Yankee Plant operating-license amendments. On May 9, 1996, the OIG, which was responsible for investigating only the actions of the NRC Staff and not those of Maine Yankee or Yankee, issued its report on its investigation. The report found deficiencies in the NRC Staff's review, documentation, and communications practices in connection with the license amendments, as well as "significant indications of possible licensee violations of NRC requirements and regulations." Any such violations by Maine Yankee or Yankee would be within the purview of the OI investigation, which is under review by the U.S. Department of Justice. A separate internal investigation commissioned by the boards of directors of Maine Yankee and Yankee and conducted by an independent law firm noted several areas that could have been improved, including regulatory communications, definition of responsibilities between Maine Yankee and Yankee, and documentation and tracking of regulatory compliance, but found no wrongdoing by Maine Yankee or Yankee or any of their employees.

     On June 7, 1996, the NRC formally notified Maine Yankee that it also planned to conduct an "Independent Safety Assessment" (ISA) of the Maine Yankee Plant to provide an independent evaluation of the safety performance of Maine Yankee and as a "follow-on" to the OIG report. The NRC stated that the overall goals and objectives of the ISA were: "(a) provide an independent assessment of conformance to the design and licensing basis; (b) provide an independent assessment of operational safety performance; (c) evaluate the effectiveness of licensee self-assessments, corrective actions and improvement plans and; (d) determine root cause(s) of safety significant findings and conclusions." The NRC further informed Maine Yankee that the ISA would be carried out by a team of NRC personnel and contractors who were "independent of any recent or significant involvement with the licensing, regulation or inspection of Maine Yankee".

     The Maine Yankee Plant operated at essentially the 90-percent level until July 20, 1996, when it was taken off-line after a comprehensive review by Maine Yankee of the Plant's systems and equipment while the ISA was in progress revealed a need to add pressure-relief capacity to the Plant's primary component cooling system. The Plant returned to a 90-percent operating level on September 3, 1996.

     On October 7, 1996, the NRC released the ISA report, which dealt with each of its stated goals.

     In evaluating the Maine Yankee Plant's conformance to its licensing basis, the report concluded that the Plant was in general conformance with its licensing basis although significant items of non-conformance were identified. With respect to conformance to the Plant's design basis, the ISA report found that the quality and availability of design-basis information were good overall. The report concluded that despite uncorrected and previously undiscovered design problems specified in the report, the design basis and compensatory measures adequately supported operation of the Plant at a power level of 2440 megawatts thermal (the 90-percent operating level). The ISA team further stated in its report that because of issues relating to the containment spray pumps and the component cooling water system, it could not conclude that the design basis supported operation of the Plant at 2700 megawatts thermal (the 100-percent operating level).

     Addressing its operational-safety goal, the ISA report stated that overall, performance in the area of operations was very good. The report identified specific operational strengths in operator performance during routine and transient operating conditions, shift turnovers, use of risk information, and the involvement of managers in day-to-day operations. Weaknesses noted involved the need for operators to work around certain problems with Plant equipment during shutdown and startup, manual actions under certain transient operating conditions required by compensatory measures intended to address design weaknesses, log-keeping, and reviews of events following a trip in one of the Plant's instruments or systems. The report also concluded that Plant maintenance was good overall, but that testing was weak. Particular maintenance strengths were described. The report stated that although the condition of Plant material was considered good overall, a decline in material condition following the 1995 outage for sleeving the steam-generator tubes and other significant material condition deficiencies were noted by the ISA team. With respect to testing, the report stated that the team identified inadequacies in the scope and rigor of testing and in the evaluation of test results. The ISA report also addressed the quality of engineering work, concluding that it was mixed, but good overall, and indicated specific strengths and weaknesses in that area.

     After evaluating Maine Yankee's self-assessments, corrective actions and improvement plans as part of the ISA, the ISA team identified weaknesses in the areas of problem identification and resolution. The report noted that while Maine Yankee self-assessments were generally good, they occasionally failed to identify weaknesses or incorrectly characterized the significance of the findings. Further, the report stated that some corrective actions were not timely and others were ineffective, leading to repetitive problems. The report recognized the general effectiveness of planning, but stated that some weaknesses in implementing improvement plans existed due to resource limitations.

     The ISA team report concluded that overall performance at Maine Yankee was adequate for operation of the Plant, and that the deficiencies noted in the report stemmed from two closely related root causes. The report indicated that the root causes were: (1) that economic pressure to be a low-cost energy provider had limited available resources to address corrective actions and some improvements; and (2) that a questioning culture was lacking, which had resulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance.

     The ISA report also identified certain deficiencies described in the report and stated that they would be addressed as part of a separate NRC follow-up to clarify NRC expectations for the nuclear power industry. On October 10, 1996, Maine Yankee received from the NRC a generic letter that had been sent to substantially all nuclear plant licensees in the United States requesting information to be used to verify compliance with the terms and conditions of the Plant's operating license and NRC regulations, and that the Plant's updated final safety analysis report properly describes the facilities, as well as to determine if other inspection activities or enforcement action should be taken. The written response must be under oath or affirmation and must be submitted within 120 days of receipt of the generic letter. Maine Yankee has stated that it believes that it will submit a response satisfying the requirements of the NRC's request within the allotted time period.

     A letter to Maine Yankee from Shirley Ann Jackson, the Chair of the NRC, accompanying the ISA report noted that overall performance at Maine Yankee was considered adequate for operation but that a number of significant weaknesses and deficiencies identified in the report would result in violations. The letter directed Maine Yankee to provide to the NRC its plans for addressing the root causes of the deficiencies identified by the ISA and stated that the NRC's Region I and Office of Nuclear Reactor Regulation would be responsible for overseeing corrective actions relating to issues identified in the ISA and for taking any appropriate enforcement actions against Maine Yankee. The NRC held a public meeting on October 10, 1996 in Wiscasset, Maine, at which it discussed the conclusions in the ISA and responded to questions.

     In addition to preparing its formal response to the ISA, Maine Yankee has developed and commenced implementation of a comprehensive plan for improved performance in several areas, including some areas cited as strengths as well as others deemed deficient by the NRC in the ISA report or other investigations. The primary elements of the plan involve allocation of resources, organizational changes, program enhancements, and cultural and personnel changes.

     The Company cannot predict when or if the Maine Yankee Plant will be allowed to return to maximum capacity. Maine Yankee has informed the Company that while it cannot predict when, or if, the Plant will be allowed to return to maximum capacity, the Plant's operating level may be limited to 90 percent of capacity until completion of the Plant's next planned refueling outage, which is now scheduled for September 1997. The Company is incurring replacement power costs of approximately $300,000 to $500,000 each month Maine Yankee operates at 90-percent of capacity.

     Connecticut Yankee and Millstone - On October 9, 1996, Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates the Connecticut Yankee
(CY) nuclear electric generating unit, announced that a permanent shutdown of the unit seems likely based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power for the same period. The final decision is pending a vote by CYAPC's board of directors which is expected to occur in the fourth quarter of 1996. The Company has a 6 percent equity investment, approximately $6.3 million at September 30, 1996, and relies on CYAPC for less than 2 percent of its system capacity.

     The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in CY, assuming permanent shutdown, is approximately $797 million. The Company's share of these remaining estimated costs and investment recovery is approximately $50 million.

     The contracts under which the Company purchases their entitlement of CYAPC power permit CYAPC to recover these costs from the Company. Should CYAPC board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission. Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including the Company, its decommissioning costs, the owners' unrecovered investments in CYAPC and other costs associated with the permanent closure of the unit over the remaining period of the units NRC operating license, which expires in 2007. Management expects that the Company will continue to be allowed to recover such FERC-approved costs from their customers. The Company estimates that it will incur approximately $300,000 to $500,000 in replacement power costs for each month in 1996 that the Connecticut Yankee plant remains out of service. The Company cannot predict what action will be taken by the Board of Directors of Connecticut Yankee or the costs that will ultimately be incurred by the Company relating to any decision to cease operation of the Connecticut Yankee plant permanently.

     Another nuclear generating plant in which the Company has an interest, Millstone Unit No. 3 (2.5 percent interest), which is operated by Northeast Utilities, is currently out of service to provide assurances to the NRC concerning operating license requirements. Two other plants, Millstone Units No. 1 and 2, in which the Company does not have ownership, are also shut down. The Company estimates that it will incur approximately another $300,000 to $500,000 in replacement power costs each month Millstone Unit No. 3 remains out of service. The Company will charge these costs against operations in 1996.

     Allegations by "whistleblowers" of wrongdoing at the Millstone nuclear units in Connecticut, along with the allegations relating to Yankee and Maine Yankee discussed above, have contributed to heightened public and regulatory attention to operating practices at nuclear generating plants throughout the United States. The Company cannot predict whether such heightened attention will further affect the operation of the nuclear units in which it has ownership interests.

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

     The Company believes that its share of the remaining costs of the cleanup under the new method could total approximately $3.4 million to $5 million. This estimate is net of an agreed partial insurance recovery and the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued, or from any other parties. The Company has recorded an estimated liability of $3.0 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. In addition, the Company has deferred, as a regulatory asset, $4.7 million of costs incurred through September 30, 1996.

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


4.      Non-Utility Generators

     During the second quarter of 1996, the Company entered into agreements restructuring its purchased power agreement with Maine Energy Recovery Company, L.L.P. (Maine Energy), a waste-to-energy facility, and concurrently entered into a capacity sales agreement with CL Power Sales One, L.L.C. (CL One). The amended purchased power agreement provides for the Company to purchase energy at reduced rates in exchange for the Company's consent to Maine Energy's sale of the facility's capacity to CL One. The capacity sales agreement provides for resale of the capacity from CL One to the Company. Combined, these agreements are expected to reduce the Company's aggregate cost of purchased power by approximately $24 million over the term of the agreement.

5.      Ancillary Enterprises

     As part of its competitive strategy, the Company is seeking to diversify by expanding through developing ancillary enterprises. On April 26, 1996, the Company invested $10 million in MaineCom Services (MaineCom), a wholly-owned subsidiary. MaineCom will seek to develop opportunities in expanding markets by arranging fiber-optic data service for bulk carriers, offering support for cable-TV or "super-cellular" personal-communication vendors, and providing other telecommunications consulting services. MaineCom has invested in FiveCom, a Massachusetts company, to construct and operate a fiber optics system in New England.

     In July 1996, the Company entered into an option agreement with Maritimes & Northeast Pipeline, L.L.C. (M&N), and PanEnergy Power Services, Inc. (PanEnergy), and MEPCO with M&N, in which each of the Company and MEPCO agreed to provide an exclusive option to M&N to acquire property interests in certain of their transmission line rights of way for the location of sections of M&N's proposed natural gas pipeline from the United States-Canada border at Woodland, Maine, to Dracut, Massachusetts. The Company's option is contingent on, among other things, the acquisition by PanEnergy of a portion of the Company's approximately 60-percent interest in William F. Wyman Unit No. 4, a jointly-owned oil-fired electric generating unit in Yarmouth, Maine, if the economic feasibility of converting that unit to a natural gas-fired facility is favorably determined. If PanEnergy acquires such an interest, the Company would then have the option of acquiring an equity interest of up to 10 percent in M&N and in the Canadian affiliate of M&N that would construct the pipeline from a natural-gas processing plant in Nova Scotia to the Maine border. Consummation of the plans contemplated by the option agreements are subject to a number of uncertainties, including, among others, feasibility studies, valuation agreements, regulatory approvals, development of the proposed Canadian source of natural gas, the effect of competing pipeline proposals, and political considerations in the United States and Canada. The Company cannot now predict whether the pipeline will be built or, if it should be, its effects on the Company's business or operations.

Item 2:        Management's Discussion and Analysis of Financial
                Condition and Results of Operations

     This discussion contains forecast information items that are "forward-looking statements" as defined in the federal Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not differ from expectations. Actual results have varied materially and unpredictably from expectations.

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

Operating Results

     Net income was $3.4 million for the third quarter of 1996 compared to $10.4 million for the corresponding period in 1995. Year-to-date net income was $40.3 million versus $28.2 million for the 1995 period. Earnings applicable to common stock were $1.2 million or $0.04 per share for the third quarter of 1996 compared to $7.9 million or $0.24 per share for the comparable period in 1995. Year-to-date earnings applicable to Common Stock were $33.1 million or $1.02 per share and $20.5 million or $0.63 per share in 1995. The third quarter of 1996 earnings reflect $6.7 million of replacement-power expenses for off-line nuclear units, the Company's share of one-time charges for regulatory compliance work at Maine Yankee of approximately $2 million, and increased maintenance expenditures of $2.7 million. The year-to-date 1995 results were dominated by a one-time charge of $8.8 million, net of tax, for the Company's share of steam generator tube sleeving at the Maine Yankee Atomic Power Company (Maine Yankee Plant). Net income year-to-date 1995 also reflected increased purchased-power expenses of $15.0 million (after tax) related to replacement power costs for the Maine Yankee Plant.

     Operating revenues in the third quarter of 1996 totaled $229 million, up
5.1 percent from $218 million in the third quarter of 1995. Operating revenues increased by $35.7 or 5.2 percent to $719 million in the nine month period ended September 30, 1996. Revenues were affected by higher kilowatt-hour sales and by a 1.26-percent July price increase for most customers.

     Service-area sales for the third quarter of 1996 totaled approximately 2.4 billion kilowatt-hours, up 1.5 percent from the third quarter of 1995. Service-area sales of electricity totaled approximately 7.0 billion kilowatt-hours for the nine-month period ended September 30, 1996, an increase of 2.3 percent compared to the first nine months of 1995.

               Service Area Kilowatt-hour Sales (Millions of KWHs)
                           Period Ended September 30,
                    Three Months                    Nine Months
              1996      1995    % Change       1996      1995    % Change
Residential  657.2     665.8       (1.3)%   2,139.8   2,117.1     1.1%
Commercial   652.4     664.9       (1.9)    1,886.8   1,873.9     0.7
Industrial   993.5     957.8        3.7     2,764.0   2,702.2     2.3
Other         54.1      34.5       56.5       161.4     102.3    57.7
           2,357.2   2,323.0        1.5%    6,952.0   6,795.5     2.3%

The changes in service area kilowatt-hour sales reflect the following:

     Kilowatt-hour sales to residential customers decreased by 1.3 percent in the third quarter and increased by 1.1 percent for the nine months ended September 30, 1996 compared to 1995; usage per customer decreased by 2.4 percent in the third quarter and were flat on a year-to-date basis.

     Commercial sales decreased by 1.9 percent in the third quarter and increased by 0.7 percent for the nine months ended September 30, 1996 compared to 1995. The services, retail and wholesale trade sectors experienced increases in sales, while most other sectors had decreases.

     Industrial kilowatt-hour sales increased by 3.7 percent in the third quarter and by 2.3 percent for the nine months ended September 30, 1996 compared to 1995. Pulp and paper sales, which comprise approximately 63 percent of industrial sales, increased 3.7 percent for the quarter and 1.2 percent for the nine month period ended September 30, 1996.

     The increase in the "Other" category is due to the addition of a wholesale customer.

     MEPCO's electric sales and transmission revenues from New England utilities other than the Company amounted to $4.3 million and $4.2 million in the third quarter of 1996 and 1995, respectively. These same totals for the nine months ended September 30, 1996 and 1995 were $8.4 million and $8.7 million, respectively. Under a Participation Agreement that formally terminated July 1, 1996, all of MEPCO's costs, including a return on invested capital, were paid by the participating utilities (Participants), which included the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases by Participants. MEPCO filed with the Federal Energy Regulatory Commission (FERC) on May 1, 1996, for a six-month extension of its then-current rates, and offered an extension of the terms of the Participation Agreement to all Participants.

     Effective July 9, 1996, MEPCO filed with FERC under Order 888 for new pro forma tariff rates. Refer to "Industry Restructuring and Strandable Costs" below for further discussion of this matter.

     Purchased power-capacity expense increased by $9.8 million compared to the third quarter of 1995, reflecting the Maine Yankee outages and the Company's share of costs associated with its Nuclear Regulatory Commission investigations. Also in the 1996 third quarter are increased expenses for a contract restructuring with a non-utility generator, and costs in connection with outages at Connecticut Yankee and Millstone Unit No. 3. Purchased-power capacity costs year to date are $3.7 million higher than last year which included $15 million of sleeving costs for Maine Yankee in the second quarter of 1995.

     Other operation and maintenance expenses increased by $10.1 million compared to the third quarter of 1995 and $3.9 million year to date. Contractual obligations under the Company's energy management programs account for a $0.5 million increase for the quarter and a $2.2 million increase year to date over 1995. Distribution operation and maintenance expenses also increased $1.2 million for the quarter and on a year to date basis by $4.8 million, due to a planned increase for line clearance. Maintenance expense other than distribution increased by $2.2 million for the quarter and $1.8 million year to date. The year to date amounts also reflect a reversal of a reserve established in December 1995. As discussed in Note 3 to Consolidated Financial Statements, in response to the Company's request for affirmation of recovery through rates of a pre-ARP regulatory asset the June 28, 1996 ARP order provided recovery in rates of that pre-ARP regulatory asset, thereby resulting in a one-time pre-tax addition to income of $6.4 million. This reserve was increased by $1.6 million in the third quarter of 1996 based on a recent actuarial report. The third quarter and year to date 1996 include an approximately $2 million increase over 1995 for the recovery under the ARP for Post Retirement Benefits other than Pensions (Statement of Accounting Standards No. 106). A one-time pre-tax charge of $4.8 million associated with the Company's Special Retirement Offer was included in the second quarter of 1995.

     Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased year to date as a result of higher pre-tax earnings in 1996, when compared to 1995.

     Interest on long-term debt and other interest expense decreased during the third quarter and year to date 1996 compared to 1995. The decrease reflects a lower level of Medium-Term Notes and Mortgage Bonds outstanding than in 1995 and the end of amortization of loss on reacquired debt for one issue.

Liquidity and Capital Resources

     Approximately $103.8 million of cash was provided during the first nine months of 1996 from net income before non-cash items, primarily depreciation and amortization. During such period, a reduction of approximately $3.5 million of cash resulted in fluctuations in certain assets and liabilities and from other operating activities.

     Investing activities utilized $44.1 million in cash during the first nine months of 1996 for generating projects, transmission, distribution, and general construction expenditures and includes $12.0 million the Company invested in associated companies, $10.8 million of that in MaineCom Services, a telecommunications services company.

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

     During the first nine months of 1996, dividends paid on common stock were $21.9 million, while preferred-stock dividends utilized $7.6 million of cash.

     On June 12, 1996, the Company repurchased $11.5 million of the outstanding Series N 8.50%, due 2001, General and Refunding Mortgage Bonds. On July 1, 1996, the Company redeemed $14 million of its 8 7/8% Series Preferred Stock at par pursuant to its sinking-fund requirements.

     On April 29, 1996, the Company deposited approximately $29.1 million in cash with the Trustee under the Company's General and Refunding Mortgage Indenture in satisfaction of the renewal and replacement fund and other obligations under the Indenture. The total of such cash on deposit with the Trustee as of September 30, 1996, was approximately $59.6 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed.

     On October 23, 1996 , the Company entered into new $125 million revolving credit facility with several banks, with The First National Bank of Boston and The Bank of New York acting as agents for the lenders. The credit facility has two tranches: a $75 million 364-day revolving credit facility which matures on October 22, 1997 and a $50-million 3-year revolving credit facility which matures on October 23, 1999. Both credit facilities require annual fees on the unused portion of the credit lines which are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid priced loans.

     On November 1, 1996, MEPCO refinanced $870,000 of its long-term debt through Key Bank of Maine at a floating interest rate, due November 1, 2000.

Rating Agency Action

     On September 25, 1996, Duff & Phelps Credit Rating Co. ("DCR") placed the ratings of the Company's debt and preferred stock on "Rating Watch--Down". DCR stated that its action was due to uncertainty surrounding the Nuclear Regulatory Commission's previously reported investigations into three nuclear generating facilities (Maine Yankee, Connecticut Yankee Atomic Power Company and Millstone Unit No. 3) in which the Company has ownership interests. DCR currently rates the Company's General and Refunding Mortgage Bonds "BBB-", its unsecured notes "BB+", its preferred stock "BB", and its commercial paper "D-3". The rating agency recognized "positive strides" taken by the Company over the past few years in dealing with several challenges, but found that the Company's "troubled nuclear facilities situation casts a shadow on the Company's prospects for financial strengthening."

Industry Restructuring and Strandable Costs

     As discussed fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Form 10-K, the enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for the transition to a more competitive industry. The functional areas in which competition will take place, the regulatory changes that will be implemented, and the resulting structure of both the industry and the Company are all uncertain, but a transition to direct competition to serve retail customers is increasingly widely anticipated. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting. The Company estimates its potential strandable-cost exposure to be as much as $2 billion, with above-market purchased-power contracts with non-utility generators responsible for approximately 60 percent of that amount and deferred regulatory assets approximately 25 percent.

     On July 19, 1996, the MPUC released for comment its Draft Plan on Electric Utility Industry Restructuring. The Draft Plan describes a market structure which would fundamentally change the historical method of purchasing, delivering and regulating electricity services. It embraces competition and consumer choice and advocates cautious implementation.

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

     The Draft Plan calls for allowing all retail customers to choose their generation supplier beginning January 2000. Customers would be allowed to aggregate in any manner. Reciprocity based on retail access in other states or Canada would not be required.

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

     The MPUC is soliciting comments on the Draft Plan and will submit its final plan to the Legislature in December 1996. The Company will actively participate in this proceeding, but cannot predict what the final recommendations to the Legislature dealing with these issues will contain.

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

Withdrawal of Interim Tariff Request

     As previously reported, on April 17, 1996, in part in reaction to developments in its service territory, including the immediacy of the threat of uneconomic bypass through the installation of new self-generation, the Company requested that the Maine Public Utilities Commission ("MPUC") approve a proposed "Interim Competitive Transition Charge Tariff" ("Interim Tariff"). The Interim Tariff was intended to prevent the shifting of strandable costs from one group of customers to another and to hold departing customers responsible for their allocable share of such costs by payment of the "uneconomic" portion of the cost of such self-generation by the departing customers. The MPUC denied the Company's request for expeditious treatment of the request. In June 1996, after the Company had entered into a service contract covering all facilities in the Company's service territory of a large customer that had threatened to install self-generation at approximately thirty locations, the MPUC established a schedule calling for the MPUC's decision by mid-November 1996.

     The Company joined other parties in a September 25, 1996 motion for voluntary withdrawal of the Interim Tariff, citing removal of the immediacy of a significant risk of bypass and indications by the MPUC, in its July 19, 1996 draft plan for electric industry restructuring, that cost shifting and uneconomic new generation were concerns that need to be addressed and also noting that a more detailed report on restructuring by the MPUC is expected by year end 1996. The Company has filed additional comments in the pending MPUC proceeding on Electric Utility Industry Restructuring further supporting the need for non-bypassable transition charges, including charges to customers exiting the system as a result of the installation of self-generation, and policies that would discourage new uneconomic self-generation.

     The MPUC granted the Motion for Withdrawal on September 30, 1996. The withdrawal of the Interim Tariff does not resolve the issue of transition charges for bypass through such means as self-generation nor does it prevent the Company from proposing appropriate remedies if it deems it necessary prior to finalization of restructuring and stranded cost issues by the MPUC or the Maine Legislature.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of certain significant regulatory matters affecting the Company, including, among others, (1) the release on July 19, 1996, by the Maine Public Utilities Commission (MPUC) of its "Draft Plan on Electric Utility Restructuring", and (2) an Independent Safety Assessment and other investigations by the Nuclear Regulatory Commission of Maine Yankee Atomic Power Company, see Management's Discussion and Analysis of Financial Condition and the Results of Operations, "Industry Restructuring and Strandable Costs" and Note 2 "Commitments and Contingencies," "Maine Yankee Atomic Power Company", respectively.

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

Item 2. through Item 5.  Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)    Exhibits.  None.

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the third quarter of 1996 and thereafter to date:

Date of Report                                                   Items Reported

August 18, 1996                                                        Item 5

     On August 18, 1996, the Company reported that Maine Yankee found a deficiency in the electrical system during a review of its testing procedures. Maine Yankee determined that before returning the Plant to service it would conduct an intensified review of other safety-related circuits to immediately resolve any questions as to the adequacy of related testing procedures.

August 29, 1996                                                        Item 5

     The Company reported the return of Maine Yankee Plant to service commencing on August 29, 1996, and on September 3 the Plant attained the 90-percent level at which it had been operating prior to the outage.

September 25, 1996                                                     Item 5

     The Company reported the release of the report of the team of NRC personnel and contractors who had conducted an Independent Safety Assessment (ISA) at the Maine Yankee Plant. The Company also reported the withdrawal of its Interim Tariff request, rating agency action, and the Connecticut Yankee Atomic Power Company Plant outage.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTRAL MAINE POWER COMPANY
                                             (Registrant)



Date:  November 14, 1996

                                     David E. Marsh, Vice President,
                                     Corporate Services, Treasurer, and Chief
                                     Financial Officer (Principal Financial
                                     Officer and duly authorized officer)