Form 10-Q
period 1997-03-31
CENTRAL MAINE POWER CO
filed 1997-05-15
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------
                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

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

                                                      Shares Outstanding
          Class                                       as of May 12, 1997

Common Stock, $5 Par Value                                32,442,752

                           Central Maine Power Company

                                      INDEX




                                                                      Page No.

Part I.  Financial Information

Consolidated Statement of Earnings for the Three Months
Ended March 31, 1997 and 1996                                             1

Consolidated Balance Sheet - March 31, 1997 and December 31, 1996:
  Assets                                                                  2
  Stockholders' Investment and Liabilities                                3

Consolidated Statement of Cash Flows for the Three Months
Ended March 31, 1997 and 1996                                             4

Notes to Consolidated Financial Statements                                5

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      11


Part II.  Other Information                                              19

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                          For the Three Months
                                                             Ended March 31,
                                                             1997         1996
ELECTRIC OPERATING REVENUES                               $268,367     $274,139
                                                           -------      -------
OPERATING EXPENSES
    Fuel Used for Company Generation                         5,605        5,596
    Purchased Power
        Energy                                             123,937      117,727
        Capacity                                            33,140       24,469
    Other Operation                                         43,749       42,902
    Maintenance                                              6,317        7,296
    Depreciation and Amortization                           13,474       13,468
    Federal and State Income Taxes                           9,554       17,962
    Taxes Other Than Income Taxes                            6,978        6,990
                                                           -------      -------
               Total Operating Expenses                    242,754      236,410
                                                           -------      -------
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                   1,900        1,872
                                                           -------      -------
OPERATING INCOME                                            27,513       39,601
                                                           -------      -------
OTHER INCOME (EXPENSE)
    Allowance for Equity Funds Used During Construction        246          186
    Other, Net                                                 620        1,551
    Income Taxes Applicable to Other Income (Expense)         (248)        (600)
                                                           -------      -------
               Total Other Income (Expense)                    618        1,137
                                                           -------      -------
INCOME BEFORE INTEREST CHARGES                              28,131       40,738
                                                           -------      -------
INTEREST CHARGES
    Long-Term Debt                                          11,214       12,033
    Other Interest                                           1,068          996
    Allowance for Borrowed Funds Used During Construction     (178)        (148)
                                                           -------      -------
               Total Interest Charges                       12,104       12,881
                                                           -------      -------
NET INCOME                                                  16,027       27,857
DIVIDENDS ON PREFERRED STOCK                                 2,208        2,518
                                                           -------      -------
EARNINGS APPLICABLE TO COMMON STOCK                       $ 13,819     $ 25,339
                                                           =======      =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    32,442,752   32,442,752

EARNINGS PER SHARE OF COMMON STOCK                           $0.43        $0.78

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                $0.225       $0.225

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                      March 31,      Dec. 31,
                                                         1997          1996
                                                     (Unaudited)
                                     ASSETS
ELECTRIC PROPERTY, at Original Cost                  $1,647,880    $1,644,434
    Less:  Accumulated Depreciation                     607,515       598,415
                                                      ---------       -------
           Electric Property in Service               1,040,365     1,046,019
    Construction Work in Progress                        20,330        20,007
    Net Nuclear Fuel                                      1,157         1,157
                                                      ---------     ---------
           Net Electric Property and Nuclear Fuel     1,061,852     1,067,183
                                                      ---------     ---------

INVESTMENTS IN ASSOCIATED COMPANIES, at Equity           74,366        67,809
                                                      ---------     ---------
           Net Electric Property, Nuclear Fuel and
           Investments in Associated Companies        1,136,218     1,134,992
                                                      ---------     ---------

CURRENT ASSETS
    Cash and Temporary Cash Investments                  33,162         8,307
    Accounts Receivable, Less Allowance for
    Uncollectible Accounts of $2,481 in
    1997 and $3,254 in 1996
        Service - Billed                                 93,864        84,396
                - Unbilled                               37,594        45,721
        Other Accounts Receivable                        10,409        17,517
    Prepaid Income Taxes                                                  264
    Inventories, at Average Cost
        Fuel Oil                                          6,395         9,256
        Materials and Supplies                           12,181        12,172
    Funds on Deposit With Trustee                        59,825        59,512
    Prepayments and Other Current Assets                  7,829         9,500
                                                      ---------     ---------

           Total Current Assets                         261,259       246,645
                                                      ---------     ---------

DEFERRED CHARGES AND OTHER ASSETS
    Recoverable Costs of Seabrook 1 and Abandoned
    Projects, Net                                        88,179        89,551
    Regulatory Assets-Deferred Taxes                    240,583       239,291

    Yankee Atomic Purchase Power Contract                15,275        16,463
    Connecticut Yankee Purchase Power Contract           43,186        45,769
    Other Deferred Charges and Other Assets             223,914       238,203
                                                      ---------     ---------
           Deferred Charges and Other Assets, Net       611,137       629,277
                                                      ---------     ---------

               TOTAL ASSETS                          $2,008,614    $2,010,914
                                                      =========     =========

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                      March 31,     Dec. 31,
                                                        1997          1996
                                                     (Unaudited)

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION
    Common Stock Investment                          $  518,097   $  511,578
    Preferred Stock                                      65,571       65,571
    Redeemable Preferred Stock                           53,528       53,528
    Long-Term Obligations                               587,550      587,987
                                                      ---------    ---------
              Total Capitalization                    1,224,746    1,218,664
                                                      ---------    ---------

CURRENT LIABILITIES AND INTERIM FINANCING
    Interim Financing                                    25,000       32,500
    Sinking-Fund Requirements                             9,377        9,375
    Accounts Payable                                     95,260       93,197
    Dividends Payable                                     9,512        9,512
    Accrued Interest                                      9,462       11,610
    Accrued Income Taxes                                  9,261
    Miscellaneous Current Liabilities                    16,816       21,342
                                                      ---------   ----------
              Total Current Liabilities and
              Interim Financing                         174,688      177,536
                                                      ---------   ----------

COMMITMENTS AND CONTINGENCIES

RESERVES AND DEFERRED CREDITS
    Accumulated Deferred Income Taxes                   359,435      357,994
    Unamortized Investment Tax Credits                   31,621       31,988
    Regulatory Liabilities-Deferred Taxes                52,623       52,616
    Yankee Atomic Purchased Power Contract               15,275       16,463
    Connecticut Yankee Purchased Power Contract          43,186       45,769
    Other Reserves and Deferred Credits                 107,040      109,884
                                                      ---------   ----------
              Total Reserves and Deferred Credits       609,180      614,714
                                                      ---------   ----------

                 TOTAL STOCKHOLDERS' INVESTMENT AND
                 LIABILITIES                         $2,008,614   $2,010,914


The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                    (Note 1)
                                                           For the Three Months
                                                              Ended March 31,
                                                             1997         1996
CASH FROM OPERATIONS
  Net Income                                               $16,027      $27,857
  Items Not Requiring (Not Providing) Cash:
  Depreciation                                              11,000       11,020
  Amortization                                               8,490        8,561
  Deferred Income Taxes and Investment Tax Credits, Net     (1,280)      (1,728)
  Allowance for Equity Funds Used During Construction         (246)        (186)
  Changes in Certain Assets and Liabilities:
  Accounts Receivable                                        5,767        3,075
  Other Current Assets                                       1,671        1,854
  Inventories                                                2,852         (934)
  Accounts Payable                                           5,650      (17,858)
  Accrued Interest                                          (2,148)      (2,861)
  Accrued Income Taxes                                       9,525       18,675
  Miscellaneous Current Liabilities                         (4,526)       2,011
  Deferred Energy-Management Costs                            (141)        (242)
  Maine Yankee Outage Accrual                                2,070        2,070
  Purchased-Power Contracts                                                 (75)
  Other, Net                                                 3,747        1,475
                                                            ------       ------
  Net Cash Provided By Operating Activities                 58,458       52,714
                                                            ------       ------

  INVESTING ACTIVITIES
  Construction Expenditures                                 (7,145)      (7,592)
  Investments in Associated Companies                       (5,495)         (10)
  Changes in Accounts Payable - Investing Activities        (3,587)      (2,104)
                                                            ------       ------
  Net Cash Used by Investing Activities                    (16,227)      (9,706)
                                                            ------       ------

  FINANCING ACTIVITIES
  Redemptions:
  Long-Term Debt                                               (50)
  Revolving Credit Agreement                                (7,500)
  Funds on Deposit with Trustee                               (313)
  Dividends:
  Common Stock                                              (7,305)      (7,305)
  Preferred Stock                                           (2,208)      (2,518)
                                                            ------       ------
  Net Cash Used by Financing Activities                    (17,376)      (9,823)
                                                            ------       ------
  Net Increase In Cash                                      24,855       33,185
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             8,307       57,677
                                                            ------       ------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                 $33,162      $90,862
                                                            ======       ======

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein should be read with the Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K), and are adequate to make the information presented herein not misleading.

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

The adoption of the Alternative Rate Plan (ARP), effective January 1, 1995, eliminated the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. Fuel revenues are now recorded as they are billed rather than deferred and reflected in revenues over time periods established by the Maine Public Utilities Commission (MPUC). The elimination of the fuel-clause results in higher revenues in the winter months.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

Supplemental Cash Flow Disclosure - Cash paid for the three months ended March 31, 1997 and 1996 for interest, net of amounts capitalized, amounted to $13.4 million and $14.9 million, respectively. Income taxes paid amounted to $1.6 million for the three months ended March 31, 1997 and 1996. The Company incurred no new capital lease obligations in either period.


2.   Commitments and Contingencies

Maine Yankee Atomic Power Company - The Maine Yankee Plant was shut down for eleven months in 1995 for repairs to its steam generator tubes and returned to service in January 1996 at 90 percent of its operating capacity. On December 6, 1996, the Plant was shut down for inspection and repairs, and, based on the current schedule for refueling and repairs, is expected to remain out of service at least until August 1997. For a discussion of the background of the Plant outages, including being placed on the Nuclear Regulatory Commission's (NRC) "watch list" and other significant regulatory and operational issues, management changes, and investigations of Maine Yankee by the NRC and the United States Department of Justice, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Maine Yankee Regulatory Issues." During the current outage, Maine Yankee planned to replace 92 fuel assemblies, resolve cable-separation issues and other regulatory issues, as well as any additional issues discovered during the outage, and obtain the approval of the NRC to restart the plant. In addition, Maine Yankee is making use of the outage to inspect the Plant's steam generators, commencing early April 1997, for deterioration beyond that which was repaired during the extended 1995 outage. Degradation of steam generators of the age and design of those in use in the Plant has been identified at other plants. Maine Yankee has detected relatively little tube degradation, well below the level that would affect Plant operation. If major repairs to, or replacement of, the steam generators were found to be necessary for continued operation of the Plant, Maine Yankee would further review the economics of continued operation before incurring the substantial capital expenditures that would be required.

The Company is incurring significantly higher costs in 1997 over a normal level of operations and maintenance costs for its share of inspection, repairs and refueling costs at Maine Yankee and is continuing to purchase replacement power while the Plant is out of service. Maine Yankee has indicated that it expects its total 1997 operations and maintenance costs to increase by up to approximately $63 million, of which the Company's share is $24 million. In addition, the Company estimates its share of the refueling cost will amount to approximately $15 million, of which $12.4 million has been accrued as of March 31, 1997. The Company has also been incurring incremental replacement-power costs of approximately $1 million per week while the plant has been out of service and expects such costs to continue at approximately the same rate until the plant returns to service.

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

Higher nuclear-related costs are affecting other stockholders of Maine Yankee in varying degrees. Bangor Hydro-Electric Company, a Maine-based 7-percent stockholder, has cited its "deteriorating" financial condition and on March 19, 1997, eliminated its common-stock dividend for the quarter. Maine Public Service Company, a 5-percent stockholder, cited problems in satisfying financial covenants in loan documents and reduced its common-stock dividend substantially in early March 1997. Northeast Utilities (20-percent stock ownership through three subsidiaries), which is also adversely affected by the substantial additional costs associated with the three shut-down Millstone nuclear units and the permanently shut-down Connecticut Yankee unit, as well as an unfavorable utility deregulation plan in New Hampshire currently under appeal, announced on March 25, 1997, an indefinite suspension of its quarterly common-stock dividends, commencing with the dividend that would have been payable for the quarter ending June 30, 1997. A default by a Maine Yankee stockholder in making payments under its power contract or capital funds agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default, and would constitute a default under Maine Yankee's bond indenture and its two major credit agreements unless cured within applicable grace periods by the defaulting stockholder or other stockholders. The Company cannot predict, however, what effect, if any, the financial difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

Maine Yankee is continuing with the inspection and repair work necessary to return the Plant to service, while at the same time evaluating an inquiry from a large electric utility expressing preliminary interest in acquiring the Plant or ownership interests in Maine Yankee. The Company and other sponsors of Maine Yankee are also reviewing their analyses of the economics of operating the Plant, the condition of the Plant, the risks and benefits of continued operation, and other considerations relevant to the future of the Plant. The Company cannot predict when or whether the Plant will return to service or whether any form of sale of the Plant or transfer of Maine Yankee ownership interests will take place.

Connecticut Yankee and Millstone - On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant, for economic reasons, and to decommission the unit, which had not operated after July 22, 1996. The Company has a 6 percent equity interest in Connecticut Yankee, totaling approximately $6.6 million at March 31, 1997. The Company incurred replacement power costs of approximately $1.2 million in the first quarter of 1997. The Company estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $43.2 million and has recorded a regulatory asset and a liability on its consolidated balance sheet. The Company is currently recovering through rates an amount adequate to recover these expenses.

The Company has a 2.5 percent ownership interest in Millstone Unit No. 3 which is operated by Northeast Utilities. This facility has been off-line since April 1996 due to NRC concerns regarding license requirements and the Company cannot predict when it will return to service. Millstone Unit No. 3, along with two other units at the same site owned by Northeast Utilities, is on the NRC's "watch list" in "Category 3," which requires formal NRC action before a unit can be restarted. The Company estimates that it will incur approximately $300,000 to $500,000 in replacement power costs each month Millstone Unit No. 3 remains out of service. The Company incurred replacement power costs of approximately $1.3 million for the first quarter of 1997.

Legal and Environmental Matters - The Company is a party in legal and administrative proceedings that arise in the normal course of business. Effective January 1, 1997, the Company adopted Statement of Position 96-1, Environmental Remediation Liabilities. The statement provides requirements and guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. As discussed in Note 4 of Notes to Consolidated Financial Statements in the Company's Form 10-K, in connection with one such proceeding, the Company has been named a potentially responsible party (PRP) and has been incurring costs to determine the best method of cleaning up an Augusta, Maine, site formerly owned by a salvage company and identified by the Environmental Protection Agency (EPA) as containing soil contaminated by polychlorinated biphenyls (PCBs) from equipment originally owned by the Company.

In 1995, the EPA approved a remedy to adjust the soil cleanup standard to ten parts per million. The cleanup method using solvent extraction was found to be technically infeasible. On July 30, 1996, the EPA approved the off-site disposal of the contaminated soil at an EPA licensed secure landfill.

The Company believes that its share of the remaining costs of the cleanup under the approved remedy could total approximately $2.7 million to $4.2 million. This estimate is net of an agreed partial insurance recovery and the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued or from any other parties. The Company has recorded an estimated liability of $2.7 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. In addition, the Company has deferred, as a regulatory asset, $5.2 million of costs incurred through March 31, 1997.

The Company cannot predict with certainty the level and timing of the cleanup costs, the extent they will be covered by insurance, or their ratemaking treatment, but believes it should recover substantially all of such costs through insurance and rates.

Other Environmental Sites-The Company has been notified by the Maine Department of Environmental Protection (MDEP) that it may be a potentially responsible party at a pole treatment and storage site in Yarmouth, Maine, which was operated by another potentially responsible party. The site has been designated by MDEP as an Uncontrolled Hazardous Waste Site. Remedial investigation and feasibility studies have been completed, and remediation activities are scheduled for 1997. The Company is considering several methods of remediation, including constructing an on-site cell for disposal or excavating and arranging for off-site disposal at a licensed facility, with estimated costs ranging from $500,000 to $3.5 million, on an undiscounted basis. The Company's share of these costs is 50 percent. As of March 31, 1997, the Company has recorded a liability of $250,000 for this site. Insurance carriers have been notified of a potential indemnity claim. However, the Company cannot predict the extent this will be covered by insurance.

The Company has been notified by the MDEP that it may be a potentially responsible party at a waste oil site in Wells, Maine, at which the Company arranged for the disposal of waste. The site has been designated by MDEP as an Uncontrolled Hazardous Waste Site. The site involves 113 notified potentially responsible parties and thousands of other potentially responsible parties. The remedial investigation is expected to be completed in 1997, and the feasibility studies will follow. The MDEP has also asserted claims against the Company on three former manufactured gas plants once owned and operated by the Company as Uncontrolled Hazardous Waste Sites. No remedial investigations or feasibility studies have been completed on two of the sites, and only remedial investigation is complete on one site. Because the studies for these sites are not complete, the Company cannot reasonably estimate the total remediation costs or its related share of such obligation. The Company has recorded a liability of approximately $370,000 related to the investigation and feasibility studies anticipated at these sites.


3.   Regulatory and Legislative Matters

Alternative Rate Plan - The MPUC approved the Company's Alternative Rate Plan
(ARP) effective January 1, 1995. Please refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996 for a detailed description. The ARP was established in response to an order by the MPUC to develop a five-year plan containing price-cap, profit-sharing, and pricing-flexibility components. Although the ARP is a major reform, the MPUC will continue to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return.

The Company believes, as stated in the MPUC's order approving the ARP, that operation under the ARP continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). In its order, the MPUC reaffirmed the applicability of previous accounting orders allowing the Company to reflect amounts as deferred charges and regulatory assets. As a result, the Company will continue to apply the provisions of SFAS No. 71 to its accounting transactions and in its future financial statements.

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

The Company believes the ARP provides the benefits of needed pricing flexibility to set prices between defined floor and ceiling levels in three service categories: (1) existing customer classes, (2) new customer classes for optional targeted services, and (3) special-rate contracts. The Company believes that the added flexibility will position it more favorably to meet the competition from other energy sources that has eroded segments of its customer base. Some price adjustments can be implemented upon 30-days' notice by the Company, while certain others are subject to expedited review by the MPUC. The Company has utilized this feature in providing new rates to approximately 19,000 customers representing approximately 40 percent of annual kilowatt-hour sales and 27 percent of service-area revenues. These reductions in rates were offered to customers after consideration of associated NUG cost reductions, savings from further NUG consolidations and other general cost reductions.

The ARP also contains provisions to protect the Company and ratepayers against unforeseen adverse results from its operation. These include review by the MPUC if the Company's actual return on equity falls outside a designated range, a mid-period review of the ARP by the MPUC in 1997 (including possible modification or termination), and a "final" review by the MPUC in 1999 to determine whether or with what changes the ARP should continue after 1999. The Company submitted its 1997 compliance filing and mid-period review filing in March 1997 proposing no significant change to the ARP. The MPUC decision on the mid-period review is expected by September 30, 1997.

While the ARP provides the Company with an expanded opportunity to be rewarded for efficiency, it also presents the risk of reduced rates of return if costs rise unexpectedly, like those that have resulted from the recent outages at Maine Yankee, or if revenues from sales decline or are not adequate to fund costs. The Company believes the ARP continues to be a competitive advantage for the Company.


Meeting the Requirements of SFAS No. 71

The Company continues to meet the requirements of SFAS No. 71. The standard provides specialized accounting for regulated enterprises, which requires recognition of assets and liabilities that enterprises in general could not record. Examples of regulatory assets include deferred income taxes associated with previously flowed through items, NUG buyout costs, losses on abandoned plants, deferral of postemployment benefit costs, and losses on debt refinancing. If an entity no longer meets the requirements of SFAS No. 71, then regulatory assets and liabilities must be written off.

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

Non-Utility Generators

In April, 1997, the Company signed an agreement to restructure a purchased power contract with a 31 megawatt wood-fired power plant which could result in fuel savings of approximately $7 million over the next five years.
The agreement is before the MPUC pending approval.

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

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities and compliance with laws and regulations.

Operating Results

Net income was $16.0 million for the first quarter of 1997 compared to $27.9 million for the corresponding period in 1996. Earnings applicable to common stock were $13.8 million or $0.43 per share for the first three months of 1997 compared to $25.3 million or $0.78 per share for the comparable period in 1996. Net income was impacted by increases in repair costs and replacement-power expenses relating to the Maine Yankee plant and other New England nuclear units in which the Company holds interests.

Operating revenues in the first quarter of 1997 totaled $268 million, a decrease of 2.1 percent from $274 million in the first quarter of 1996. The primary cause of the revenue decrease was lower non-service-territory energy sales that translated to a gross pre-tax revenue decline of $14 million.

Service-area sales of electricity totaled approximately 2.44 billion kilowatt-hours in the first quarter of 1997, up 1.5 percent from the 2.41 billion kilowatt-hour level of a year ago.

               Service Area Kilowatt-hour Sales (Millions of KWHs)
                          Three Months Ended March 31,

                            1997              1996           % Change
                            ----              ----           --------

       Residential          807.9             834.3            (3.2)%
       Commercial           651.7             662.0            (1.5)
       Industrial           925.6             856.3             8.1
       Other                 59.4              56.8             4.6
                          -------           -------             ---

                          2,444.6           2,409.4             1.5%
                          =======           =======             ===

The changes in service area kilowatt-hour sales reflect the following:

         Kilowatt-hour sales to residential customers decreased in the first quarter compared to 1996. Warmer temperatures during the first quarter of 1997 versus the first quarter of 1996 were responsible for the decrease.

         Commercial sales decreased in the first quarter compared to 1996. The retail and wholesale trade sectors experienced increases in sales of approximately 10 percent, while most other sectors had decreases. The service sector, which comprises approximately 34 percent of the commercial sales category, decreased 2 percent. The overall decrease can be attributed to the warmer temperatures.

         Industrial sales increased from 1996 due primarily to increased sales to the pulp and paper industry of 8.8 percent. This sector accounts for approximately 61 percent of the industrial sales category. A major customer that was adversely affected by weak market conditions in 1996 stepped up production in 1997 and purchased 17.6 million more kilowatt-hours than in the first quarter of 1996. Another company purchased 19.4 million more kilowatt-hours than in 1996. A third company which in previous years had shut down over the Christmas holidays, did not shut down in 1996 (reflected in January 1997 billing), helping to increase sales by 21.8 million kilowatt hours. A sales increase of 7.1 percent occurred in all other industrial customers as a group.

MEPCO's electric sales and transmission revenues from New England utilities other than the Company amounted to $4.2 and $1.7 million in the first quarters of 1997 and 1996. Under a Participation Agreement that terminated July 9, 1996, all of MEPCO's costs, including a return on invested capital, were paid by the participating utilities (Participants), which included the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases. Effective July 9, 1996, MEPCO and the Company filed with FERC under FERC Order 888 for new pro forma tariff rates. Refer to "Industry Restructuring and Strandable Costs" below for further discussion of this matter.

Purchased power-energy expense increased $6.2 million over the first quarter of 1996, reflecting increased replacement power cost due to the Maine Yankee and other nuclear outages which continued through the entire first quarter of 1997.

Purchased power-other expense increased $8.7 million over the first quarter of 1996, principally due to the Maine Yankee outage throughout the first quarter of 1997, and increased maintenance expenses required by the NRC to return the Maine Yankee plant to service.

Other operation expense increased by approximately $1 million compared to the first quarter of 1996. The increase is due mainly to the expense recognition of post-retirement benefits that are being collected in rates under the ARP. Maintenance decreased by $0.9 million primarily due to decreased storm activity in 1997 versus 1996.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense decreased by $8.4 million as a result of lower pre-tax earnings in the first quarter of 1997, when compared to 1996.

Interest on long-term debt during the first quarter of 1997 decreased by approximately $0.8 million while other interest expense remained flat compared to 1996. The decrease reflects a lower level of Medium-Term Notes outstanding than in the first quarter of 1996.

Liquidity and Capital Resources

Approximately $34.0 million of cash was provided during the first quarter of 1997 from net income before non-cash items, primarily depreciation and amortization. During that period, approximately $24.4 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities.

During the first quarter of 1997, dividends paid on common stock were $7.3 million, while preferred-stock dividends utilized $2.2 million of cash.

Investing activities, primarily construction expenditures, utilized $10.7 million in cash during the first quarter of 1997 for generating projects, transmission, distribution, and general construction expenditures. An additional $5.5 million was invested in the wholly-owned subsidiary MaineCom Services.

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

As discussed above, replacement power costs and increased operation, maintenance and refueling costs for Maine Yankee will have a significant negative effect on cash and liquidity in 1997. The Company has been incurring incremental replacement-power costs of approximately $1 million per week while the plant has been out of service and expects such costs to continue at approximately the same rate until the plant returns to service. Maine Yankee has indicated that it expects its total 1997 operations and maintenance costs to increase by up to approximately $63 million, of which the Company's share is $24 million. In addition, the Company estimates its share of the refueling costs will amount to approximately $15 million. Internally generated funds from operating activities will not be sufficient to meet these demands. The Company also plans to utilize its Medium-Term Note program and revolving credit facilities, as described below, for these cash requirements.

The total of cash on deposit with the Trustee under the Company's General and Refunding Mortgage Indenture as of March 31, 1997, was approximately $59.8 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed. Such cash may also be withdrawn by the Company by substitution of allocated property additions or available bonds. On April 29, 1997, the Company withdrew approximately $27.9 million against allocated property additions and deposited approximately $29.8 million, substantially all of which represented its renewal and replacement fund obligation under the Indenture for the twelve months ended February 28, 1997, which resulted in a new balance of approximately $61.7 million on deposit with the Trustee.

The Company's $150-million Medium-Term Note program was implemented to provide flexibility to meet financing needs and provide access to a broad range of debt maturities. As of March 31, 1997, $68 million of Medium-Term Notes were outstanding which, under the terms of the program, permits issuance of an additional $82 million of such notes. The Company is seeking the consent of its preferred stockholders to increase the capacity of the Medium-Term Note program from $150 million to $500 million at its annual meeting of stockholders on May 15, 1997, in order to increase its financing flexibility in anticipation of restructuring and increased competition. The Company cannot predict whether such consent will be obtained.

To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million revolving credit facility with several banks, with The First National Bank of Boston and The Bank of New York acting as agents for the lenders. The credit facility has two tranches: a $75 million, 364-day revolving credit facility that matures on October 22, 1997, and a $50-million, 3-year revolving credit facility that matures on October 23, 1999. Both credit facilities require annual fees on the unused portion of the credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially reduced, if not precluded, as a result of downgrading of the Company's credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had no borrowings outstanding as of March 31, 1997 under this agreement.

Rating Agency Actions

On May 1, 1997, Moody's Investors Service announced that it had downgraded the Company's credit ratings. The ratings downgraded were: General and Refunding Mortgage Bonds to "Baa3" from "Baa2"; unsecured medium-term notes, unsecured pollution-control revenue bonds, and counterparty rating to "Ba1" from "Baa3"; shelf registration for General and Refunding Mortgage Bonds to "(P)Baa3" from "(P)Baa2"; and preferred stock to "ba1" from "baa3". The Company's short-term rating for commercial paper was also downgraded to "Prime-3" from "Prime-2". Moody's said the downgrades reflected "adverse financial pressures linked to prolonged nuclear plant outages, especially at the Maine Yankee plant."

Industry Restructuring and Strandable Costs

As discussed fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Form 10-K, the enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for transition to a more competitive industry. The functional areas in which competition will take place, the regulatory changes that will be implemented, and the resulting structure of both the industry and the Company are all uncertain, but regulatory steps have already been taken toward competition in generation and non-discriminatory transmission access. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on electric utilities' abilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting.

In December 1996, the MPUC issued its Report and Recommended Plan for Electric Utility Restructuring in Maine, which was incorporated into proposed legislation filed with the Maine Legislature.

The Company proposed three enhancements to this legislation in another bill filed with the Maine Legislature. The first involved expanding consumers' options by permitting their local utility to arrange energy purchases on their behalf. The second enhancement would authorize utilities to securitize their regulatory assets. The third enhancement was a mechanism to ensure that large customers who decide to leave the utility's system could not shift their share of system costs to other customers.

The legislative committee considering the restructuring bills has been developing a compromise bill that contains a limited incorporation of the Company's first enhancement above, recommends deferring consideration of securitization by the Legislature until the next legislative session, omits the third enhancement, provides for a reasonable opportunity to recover prudent and unmitigable stranded costs, and otherwise contains many of the MPUC's recommendations. The Company cannot predict the final form of any utility restructuring legislation that may be enacted by the Maine Legislature.

The Company has substantial exposure to cost stranding relative to its size. In its January 1996 filing, the Company estimated its net-present-value strandable costs could be approximately $2 billion as of January 1, 1996. These costs represented the excess costs of purchased-power obligations and the Company's own generating costs over the market value of the power, and the costs of deferred charges and other regulatory assets. Of the $2 billion, approximately $1.3 billion was related to above-market costs of purchased-power obligations, approximately $200 million was related to estimated net above-market cost of the Company's own generation, and the remaining $500 million was related to deferred regulatory assets.

The MPUC also provided estimates of strandable costs for the Company, which they found to be within a wide range of a negative $445 million to a positive $965 million. These estimates were prepared using assumptions that differ from those used by the Company, particularly a starting date for measurement of January 1, 2000 versus the measurement starting date of January 1, 1996 utilized by the Company. The MPUC concluded that there is a high degree of uncertainty that surrounds stranded costs estimates, resulting from having to rely on projections and assumptions about future conditions. Given the inherent uncertainty and volatility of these projections, the Company believes that an annual estimation of stranded costs could serve to prevent significant over or under-collection beginning in the year 2000.

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

The estimated market rate for power is based on anticipated regional market conditions and future costs of producing power. The present value of future purchased-power obligations and the Company's generating costs reflects the underlying costs of those sources of generation in place today, with reductions for contract expirations and continuing depreciation. Deferred regulatory asset totals include the current uncollected balances and existing amortization schedules for purchased-power contract restructuring and buyouts negotiated by the Company to lessen the impact of these obligations, energy management costs, financing costs, and other regulatory promises. The Company expects its strandable-cost exposure to decline over time as the market price of power increases, NUG contracts expire, and regulatory assets are recovered.

Major cost stranding would have a material adverse effect on the Company's financial position. The Company believes it is entitled to recover substantially all of its potential strandable costs, but cannot yet predict when or if open electric energy competition will occur in its service territory, or how much it might ultimately be allowed to recover through state or federal regulation, the future market price of electricity, or the timing or implementation of any formal recommendations in any regulatory or legislative proceedings dealing with such issues.

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

The Company is pursuing efforts to mitigate its exposure to stranded costs. One method of mitigation it is actively pursuing through proposed legislation mentioned above is securitization of stranded costs including regulatory assets, above-market NUG costs, and above-market company-owned generation costs. If the required legislation is adopted, and subject to determination by the MPUC, a portion of existing revenues related to stranded costs would be assigned by the Company for repayment of these costs. The right created by this assignment could be used as security by a trust to sell bonds, the proceeds of which could be used by the Company to refinance existing obligations. Similarly, a portion of existing revenues could also be dedicated directly to payment of above-market non-utility power contract obligations, reducing the risks for the suppliers as well as for the Company. Mitigation from this mechanism would result from lower cost financing of stranded costs, enhanced creditworthiness of the utility, which should further reduce the Company's costs, and from increased availability of low-cost funds to finance additional purchased power contract restructuring efforts. Any mitigation achieved would be passed on to residential and small commercial customers through lower rates. The Company cannot predict whether the Maine Legislature will support the securitization concept.

Reorganization and Divestiture

The Company announced a major internal reorganization which became effective May 1, 1997, in anticipation of industry-wide open competition. The new structure is organized into four lines of business. The "Energy Services" and "Distribution Services" groups will operate as strategic business units. A "Related Business Group" includes the Company's subsidiaries - MaineCom Services, Union Water-Power Company, TeleSmart, and CMP International Consultants. The "Operations Support Division" will include most of the departments that provide support services to the other three lines of business. The reorganization is expected to better position the Company to succeed in a competitive marketplace, and is consistent with the restructuring legislation currently pending.

On April 28, 1997, the Company announced a plan to seek proposals to purchase its generation assets, including its interests in nuclear plants and rights to power under NUG contracts, within the next several weeks. Consummating the sale will take considerably longer and is subject to regulatory approvals. The Company believes that current market conditions may offer advantages to seeking proposals before divestiture is required by legislation. Several other utilities, including New England Electric System in Massachusetts, have begun the divestiture process, with a large number of prospective purchasers expressing interest in acquiring the facilities. The Company does not intend to sell its generation assets if terms satisfactory to the Company cannot be arranged. The Company cannot predict whether such a sale will occur, whether it will receive satisfactory proposals, or whether the necessary approvals will be obtained.

Open-Access Transmission Service Rule

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

On April 23, 1997, a representative of Kennebunk Light & Power District and Fox Islands Electric Cooperative, two wholesale customers of the Company, notified the Company that the two customers were terminating their power supply contracts with the Company, effective May 1, 1999, and would begin purchasing power from another supplier on that date. The two customers currently account for less than
0.5 percent of the Company's annual revenues.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Regulatory Matters. For a discussion of certain significant regulatory matters affecting the Company, including the status of the off-line Maine Yankee nuclear generating plant, electric-utility restructuring, and stranded costs, see Note 2, "Commitments and Contingencies" - "Maine Yankee Atomic Power Company," and
Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Industry Restructuring and Strandable Costs," which are incorporated herein by reference.

Environmental Matters. For a discussion of administrative and judicial proceedings concerning cleanup of a site containing soil contaminated by PCB's from equipment originally owned by the Company, see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. through Item 4.  Not applicable

Item 5. Other Information. On April 28, 1997, the Company announced a plan to seek proposals to purchase its generation assets, including its interests in nuclear plants and rights to power under NUG contracts, within the next several weeks. Consummating the sale will take considerably longer and is subject to regulatory approvals. The Company believes that current market conditions may offer advantages to seeking proposals before divestiture is required by legislation. Several other utilities, including New England Electric System in Massachusetts, have begun the divestiture process, with a large number of prospective purchasers expressing interest in acquiring the facilities. The Company does not intend to sell its generation assets if terms satisfactory to the Company cannot be arranged. The Company cannot predict whether a sale will occur, whether it will receive satisfactory proposals, or whether the necessary approvals will be obtained.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits.  None.

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of 1997 and thereafter to date:

Date of Report                                             Items Reported

December 31, 1996                                                Item 5

a) The Company reported that on December 31, 1996, the MPUC issued its Report and Recommended Plan on Electric Utility Industry Restructuring.

b) The Company reported the inspection of fuel assemblies and resolution of the cable-separation and associated issues at the Maine Yankee Atomic Power Company nuclear generating plant and that Maine Yankee and Entergy Corporation, a Louisiana-based utility holding company and nuclear plant operator, announced the signing of a memorandum of understanding for Entergy to provide management services to Maine Yankee.

Date of Report                                            Items Reported

January 29, 1997                                                Item 5

(a) On January 29, 1997, the NRC announced that it had placed the Maine Yankee Plant on its "watch list," in "Category 2," which includes plants that display "weaknesses that warrant increased NRC attention," but which are not severe enough to warrant a shut-down order.

(b) The Company reported on a Maine-based group which had announced its intention to start gathering signatures aimed at a new referendum to force a permanent shutdown of the Maine Yankee.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTRAL MAINE POWER COMPANY
                                                (Registrant)



Date:  May 15, 1997                  By
                                        ---------------------------------------
                                        Michael W. Caron, Comptroller (Chief
                                        Accounting Officer)



                                     By
                                        ---------------------------------------
                                        David E. Marsh, Chief Financial Officer
                                        (Principal Financial Officer and duly
                                        authorized officer)