Form 10-Q
period 1997-06-30
CENTRAL MAINE POWER CO
filed 1997-08-14
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Shares Outstanding                                        Class
as of July 31, 1997

Common Stock, $5 Par Value                              32,442,752

                           Central Maine Power Company

                                      INDEX




                                                        Page No.

Part I.  Financial Information

Consolidated Statement of Earnings for the Three Months
Ended June 30, 1997 and 1996                               1

Consolidated Statement of Earnings for the Six Months
Ended June 30, 1997 and 1996                               2

Consolidated Balance Sheet  - June 30, 1997 and
December 31, 1996:
  Assets                                                   3
  Stockholders' Investment and Liabilities                 4

Consolidated Statement of Cash Flows for the Six Months
Ended June 30, 1997 and 1996                               5

Notes to Consolidated Financial Statements                 6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                       13

Part II.  Other Information                               22



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                  For the Three Months
                                                                     Ended June 30,
                                                                  1997             1996
ELECTRIC OPERATING REVENUES                                     $210,074        $216,358

OPERATING EXPENSES
    Fuel Used for Company Generation                               6,921           1,884
    Purchased Power
        Energy                                                    94,837          95,253
        Capacity                                                  26,804          24,584
    Other Operation                                               49,518          39,792
    Maintenance                                                    8,306           8,226
    Depreciation and Amortization                                 13,520          14,551
    Federal and State Income Taxes                                (3,677)          5,975
    Taxes Other Than Income Taxes                                  7,108           6,825
               Total Operating Expenses                          203,337         197,090
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                         2,144           1,227
OPERATING INCOME                                                   8,881          20,495
OTHER INCOME (EXPENSE)
    Allowance for Equity Funds Used During Construction              256             198
    Other, Net                                                       824           1,789
    Income Taxes Applicable to Other Income (Expense)               (323)           (605)
               Total Other Income (Expense)                          757           1,382
INCOME BEFORE INTEREST CHARGES                                     9,638          21,877
INTEREST CHARGES
    Long-Term Debt                                                11,128          11,981
    Other Interest                                                 1,233             952
    Allowance for Borrowed Funds Used During Construction           (184)           (152)
               Total Interest Charges                             12,177          12,781
NET INCOME (LOSS)                                                 (2,539)          9,096
DIVIDENDS ON PREFERRED STOCK                                       2,207           2,519
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                  $     (4,746)   $      6,577

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          32,442,752      32,442,752

EARNINGS (LOSS) PER SHARE OF COMMON STOCK                   $      (0.15)   $       0.20

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                $      0.225    $      0.225

The accompanying notes are an integral part of these financial statements.

                          Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)


                                                                   For the Six Months
                                                                     Ended June 30,
                                                                   1997           1996

ELECTRIC OPERATING REVENUES                                  $    478,441    $    490,497
OPERATING EXPENSES
     Fuel Used for Company Generation                              12,526           7,480
     Purchased Power
         Energy                                                   218,774         212,981
         Capacity                                                  59,944          49,053
     Other Operation                                               93,267          82,694
     Maintenance                                                   14,623          15,522
     Depreciation and Amortization                                 26,994          28,019
     Federal and State Income Taxes                                 5,877          23,936
     Taxes Other Than Income Taxes                                 14,086          13,815
              Total Operating Expenses                            446,091         433,500
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                          4,044           3,099
OPERATING INCOME                                                   36,394          60,096
OTHER INCOME (EXPENSE)
     Allowance for Equity Funds Used During Construction              502             384
     Other, Net                                                     1,444           3,340
     Income Taxes Applicable to Other Income (Expense)               (571)         (1,205)
              Total Other Income (Expense)                          1,375           2,519
INCOME BEFORE INTEREST CHARGES                                     37,769          62,615
INTEREST CHARGES
     Long-Term Debt                                                22,342          24,014
     Other Interest                                                 2,301           1,948
     Allowance for Borrowed Funds Used During Construction           (362)           (300)
              Total Interest Charges                               24,281          25,662
NET INCOME                                                         13,488          36,953
DIVIDENDS ON PREFERRED STOCK                                        4,415           5,037
EARNINGS APPLICABLE TO COMMON STOCK                          $      9,073    $     31,916

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                  32,442,752      32,442,752

EARNINGS PER SHARE OF COMMON STOCK                           $       0.28    $       0.98
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $       0.45    $       0.45

The accompanying notes are an integral part of these financial statements.


                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                                  June 30,      Dec. 31,
                                                                                    1997         1996
                                                                                 (Unaudited)
                                     ASSETS
ELECTRIC PROPERTY, at Original Cost                                               $1,652,044   $1,644,434
    Less:  Accumulated Depreciation                                                  616,466      598,415
           Electric Property in Service                                            1,035,578    1,046,019
    Construction Work in Progress                                                     22,376       20,007
    Net Nuclear Fuel                                                                   1,157        1,157
           Net Electric Property and Nuclear Fuel                                  1,059,111    1,067,183

INVESTMENTS IN ASSOCIATED COMPANIES, at Equity                                        75,470       67,809
           Net Electric Property, Nuclear Fuel and Investments in Associated
           Companies                                                               1,134,581    1,134,992

CURRENT ASSETS
    Cash and Temporary Cash Investments                                               27,628        8,307
    Accounts Receivable, Less Allowance for Uncollectible
    Accounts of $2,526 in 1997 and $4,177 in 1996
        Service - Billed                                                              74,163       84,396
                  - Unbilled                                                          33,412       45,721
        Other Accounts Receivable                                                     14,383       17,517
    Prepaid Income Taxes                                                                 254          264

    Inventories, at Average Cost
        Fuel Oil                                                                       4,856        9,256
        Materials and Supplies                                                        11,953       12,172
    Funds on Deposit With Trustee                                                     61,694       59,512
    Prepayments and Other Current Assets                                               5,968        9,500

           Total Current Assets                                                      234,311      246,645

DEFERRED CHARGES AND OTHER ASSETS
    Recoverable Costs of Seabrook 1 and Abandoned Projects, Net                       86,807       89,551
    Regulatory Assets-Deferred Taxes                                                 241,248      239,291

    Yankee Atomic Purchase Power Contract                                             14,049       16,463
    Connecticut Yankee Purchase Power Contract                                        40,884       45,769
    Other Deferred Charges and Other Assets                                          215,107      238,203
           Deferred Charges and Other Assets, Net                                    598,095      629,277

               TOTAL ASSETS                                                       $1,966,987   $2,010,914

The accompanying notes are an integral part of these financial statements.


                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                   June 30,      Dec. 31,
                                                                    1997          1996
                                                                  (Unaudited)

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION
    Common Stock Investment                                       $  506,054   $  511,578
    Preferred Stock                                                   65,571       65,571
    Redeemable Preferred Stock                                        53,528       53,528
    Long-Term Obligations                                            544,836      587,987
              Total Capitalization                                 1,169,989    1,218,664

CURRENT LIABILITIES AND INTERIM FINANCING
    Interim Financing                                                 70,000       32,500
    Sinking-Fund Requirements                                         16,209        9,375
    Accounts Payable                                                  78,870       93,197
    Dividends Payable                                                  9,512        9,512
    Accrued Interest                                                  11,357       11,610
    Miscellaneous Current Liabilities                                 15,725       21,342
              Total Current Liabilities and Interim Financing        201,673      177,536

COMMITMENTS AND CONTINGENCIES

RESERVES AND DEFERRED CREDITS
    Accumulated Deferred Income Taxes                                363,145      357,994
    Unamortized Investment Tax Credits                                31,254       31,988
    Regulatory Liabilities-Deferred Taxes                             53,025       52,616
    Yankee Atomic Purchased Power Contract                            14,049       16,463
    Connecticut Yankee Purchased Power Contract                       40,884       45,769
    Other Reserves and Deferred Credits                               92,968      109,884
              Total Reserves and Deferred Credits                    595,325      614,714

                 TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES   $1,966,987   $2,010,914

The accompanying notes are an integral part of these financial statements.

                          Central Maine Power Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited) (Dollars in Thousands)
                                     (Note 1)
                                                            For the Six Months
                                                              Ended June 30,
                                                            1997        1996
CASH FROM OPERATIONS
  Net Income                                              $ 13,488    $ 36,953
  Items Not Requiring (Not Providing) Cash:
  Depreciation                                              22,033      22,139
  Amortization                                              16,992      18,050
  Deferred Income Taxes and Investment Tax Credits, Net      1,752       5,323
  Allowance for Equity Funds Used During Construction         (502)       (384)
  Changes in Certain Assets and Liabilities:
  Accounts Receivable                                       25,676      26,188
  Prepaid Accrued Income Taxes                                  10       1,195
  Other Current Assets                                       3,532       3,825
  Inventories                                                4,619      (1,665)
  Accounts Payable                                         (12,151)    (35,029)
  Accrued Interest                                            (253)       (324)
  Miscellaneous Current Liabilities                         (5,617)      4,629
  Deferred Energy-Management Costs                            (267)       (409)
  Maine Yankee Outage Accrual                              (10,350)      4,140
  Purchased-Power Contracts                                    (75)
  Other, Net                                                 5,019      (2,020)
  Net Cash Provided By Operating Activities                 63,981      82,536

  INVESTING ACTIVITIES
  Construction Expenditures                                (18,028)    (18,773)
  Investments in Associated Companies                       (5,205)    (11,685)
  Changes in Accounts Payable - Investing Activities        (2,176)       (905)
  Net Cash Used by Investing Activities                    (25,409)    (31,363)

  FINANCING ACTIVITIES
  Issuances:
  Short Term Revolving Credit Agreement                     12,500
  Redemptions:
  Preferred Stock                                                      (14,000)
  Mortgage Bonds                                                       (11,500)
  Medium Term Notes                                        (10,000)
  Long-Term Debt                                              (545)
  Funds on Deposit with Trustee                             (2,182)    (29,200)
  Dividends:
  Common Stock                                             (14,609)    (14,611)
  Preferred Stock                                           (4,415)     (5,037)
  Net Cash Used by Financing Activities                    (19,251)    (74,348)
  Net Increase (Decrease) In Cash                           19,321     (23,175)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             8,307      57,677
  CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 27,628    $ 34,502

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

The Company's significant accounting policies are contained in Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K. For interim accounting periods the policies are the same. The interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Supplemental Cash Flow Disclosure - Cash paid for the six months ended June 30, 1997 and 1996 for interest, net of amounts capitalized, amounted to $22.7 million and $24.3 million, respectively. Income taxes paid, net of amounts refunded, amounted to $4.8 million and $18.7 million for the six months ended June 30, 1997 and 1996. The Company incurred no new capital lease obligations in either period.

2.   Commitments and Contingencies

Maine Yankee Atomic Power Company. As previously reported, the Maine Yankee Atomic Power Company (Maine Yankee) nuclear generating plant at Wiscasset, Maine (the Plant) has been shut down since December 6, 1996, and was expected to remain off-line at least until August 1997. On May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance-and-repair spending at the Plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the Plant; and on the same day the Maine Yankee Board indicated that it had also been exploring a sale of the Plant to PECO Energy Company (PECO). For a detailed discussion of the background of the current shutdown, including events leading to the Plant's being placed on the "watch list" by the Nuclear Regulatory Commission (NRC) and other significant regulatory and operational issues, management changes, and investigations of Maine Yankee by the NRC and the United States Department of Justice, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and its Current Reports on Form 8-K dated May 15, 1997, and August 1, 1997.

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the Plant and begin the process of decommissioning the Plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after two months of intensive negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the Plant to PECO. The decision to shut down the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning the Plant.

Prior to the shutdown vote the Company had been incurring substantial costs as its 38-percent share of Maine Yankee costs, as well as additional costs for replacement power while the Plant has been out of service. During the first half of 1997 such costs amounted to approximately $67.4 million for the
Company: $31.8 million due to basic operations and maintenance costs, $25.7 million due to replacement power costs and $9.9 million associated with incremental costs of operations and maintenance. The Maine Yankee Board's decision to close the Plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs, but will not reduce the need to buy replacement energy and capacity. The amount of costs for replacement power and energy will vary during the year based on the Company's power requirements and market conditions, but the Company expects such costs to be within a range of approximately $4.5 million to $6 million per month during the remainder of 1997, based on current energy and capacity needs and market conditions. Under the electric-utility restructuring legislation enacted by the Maine Legislature in May 1997 the Company's obligation to provide replacement power will terminate on March 1, 2000, with its other power-supply obligations. In the interim, the previously reported termination of a major non-utility generator contract should result in savings to the Company at an annual rate of approximately $25 million commencing November 1, 1997.

The impact of the nuclear-related costs on the Company will be a major obstacle to achieving satisfactory results in 1997, despite the approximately $75 million in annual Maine Yankee-related costs imbedded in the current determination of the Company's required revenues for ratemaking purposes and despite success in controlling other operating costs. The higher costs incurred to date associated with nuclear plant investments and the costs anticipated to replace energy and capacity needs for the remainder of the year, as a result of the permanent shutdown of Maine Yankee, will reduce current year earnings to a level that will trigger the low-earnings bandwidth provision of the Company's Alternative Rate Plan (ARP). That provision is activated if actual earnings for 1997 are outside a bandwidth of 350 basis points above or below a 10.68-percent rate-of-return allowance. A return below the low end of the range provides for additional revenue through rates equal to one-half the difference between the actual earned rate of return and the 7.18-percent (10.68 minus 350 basis points) low end of the bandwidth. While the Company believes the mechanism will be triggered in 1997, it cannot predict the amount of additional revenues that may ultimately result. In any case, under the ARP the Company would not be likely to start to receive any additional revenues before July 1, 1998. In addition, the Company has publicly stated that it would strive to limit its electricity price increases under the ARP to a level at or below the rate of inflation through 1999, the last year of the term of the ARP, in order to attain its goal of price stability. The Company believes stable prices are essential to its ability to retain and promote electricity sales.

The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $28.3 million as of June 30, 1997, and under Maine Yankee's Power Contracts and Additional Power Contracts the Company is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee has been collecting decommissioning costs in advance pursuant to a 1994 Federal Energy Regulatory Commission ("FERC") rate order. Maine Yankee's most recent estimate of the total costs of decommissioning was $316.6 million (in 1993 dollars), of which approximately $183 million had been collected as of June 30, 1997. Maine Yankee is in the process of developing an updated decommissioning cost estimate, which the Company anticipates will be higher than the 1993 estimate, and expects to file the revised decommissioning cost study with the FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the Plant. Recent legislation enacted in Maine associated with industry restructuring provides for recovery of decommissioning expense in the rates of the transmission and distribution entity as required by federal law, rule or order. Therefore, the Company will record a liability for its estimated share of decommissioning costs and a corresponding regulatory asset in the third quarter.

Maine Yankee has entered into agreements with the holders of over 80 percent of its outstanding First Mortgage Bonds and its lender banks under which those bondholders and banks agreed that they would not assert that the voluntary shutdown of the Plant constituted a covenant violation under the Company's First Mortgage Indenture or two bank credit agreements and agreed to continue to maintain Maine Yankee's level of bank borrowings at $67 million, out of aggregate commitments of $85 million, which Maine Yankee considers adequate for its needs. The agreements terminate October 31, 1997, by which date Maine Yankee must reach agreement on restructured debt arrangements reflecting its decommissioning status. At the same time, Maine Yankee and its sponsors, including the Company, agreed to amend Maine Yankee's Power Contracts and Additional Power Contracts, effective upon approval by the FERC, to clarify and confirm the sponsors' obligations to continue to pay their shares of Maine Yankee's costs during the decommissioning process. Under the agreements Maine Yankee must also file the contract amendments with the FERC as part of a rate proceeding by October 15, 1997.

Higher nuclear-related costs are affecting other stockholders of Maine Yankee in varying degrees. Bangor Hydro-Electric Company, a Maine-based 7-percent stockholder, has cited its "deteriorating" financial condition, suspended its common-stock dividend, and sought expedited rate relief. Maine Public Service Company, a 5-percent stockholder, cited problems in satisfying financial covenants in loan documents and reduced its common-stock dividend substantially in early March 1997. Northeast Utilities (20-percent stock ownership through three subsidiaries), which is also adversely affected by the substantial additional costs associated with the three shut-down Millstone nuclear units and the permanently shut-down Connecticut Yankee unit, as well as an unfavorable utility deregulation plan in New Hampshire currently under appeal, announced on March 25, 1997, an indefinite suspension of its quarterly common-stock dividends, commencing with the dividend that would have been payable for the quarter ending June 30, 1997. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default, and would constitute a default under Maine Yankee's bond indenture and its two major credit agreements unless cured within applicable grace periods by the defaulting stockholder or other stockholders. The Company cannot predict, however, what effect, if any, the financial difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

Connecticut Yankee and Millstone - On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant, for economic reasons, and to decommission the unit, which had not operated after July 22, 1996. The Company has a 6 percent equity interest in Connecticut Yankee, totaling approximately $6.8 million at June 30, 1997. The Company incurred replacement power costs of approximately $2.5 million in the first half of 1997. The Company estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $40.9 million and has recorded a regulatory asset and a liability on its consolidated balance sheet. The Company is currently recovering through rates an amount adequate to recover these expenses.

The Company has a 2.5 percent ownership interest in Millstone Unit No. 3, which is operated by Northeast Utilities. This facility has been off-line since April 1996 due to NRC concerns regarding license requirements and the Company cannot predict when it will return to service. Millstone Unit No. 3, along with two other units at the same site owned by Northeast Utilities, is on the NRC's "watch list" in "Category 3," which requires formal NRC action before a unit can be restarted. The Company incurred replacement power costs related to Millstone Unit No. 3 of approximately $2.4 million for the first half of 1997. For a discussion of a lawsuit and arbitration claim filed by the Company and other minority owners of Millstone Unit No. 3 against the operators of the unit, see "Legal and Environmental Matters", below.

Legal and Environmental Matters - The Company is a party in legal and administrative proceedings that arise in the normal course of business. Effective January 1, 1997, the Company adopted Statement of Position 96-1, Environmental Remediation Liabilities. The statement provides requirements and guidance on specific accounting for recognition, measurement, display and disclosure of environmental remediation liabilities. As discussed in Note 4 of Notes to Consolidated Financial Statements in the Company's Form 10-K, in connection with one such proceeding, the Company has been named a potentially responsible party (PRP) and has been incurring costs to determine the best method of cleaning up an Augusta, Maine, site formerly owned by a salvage company and identified by the Environmental Protection Agency (EPA) as containing soil contaminated by polychlorinated biphenyls (PCBs) from equipment originally owned by the Company.

In 1995, the EPA approved a remedy to adjust the soil cleanup standard to a more easily attainable ten parts per million, after the cleanup method using solvent extraction was found to be technically infeasible. On July 30, 1996, the EPA approved the off-site disposal of the contaminated soil at an EPA licensed secure landfill.

The Company believes that its share of the remaining costs of the cleanup under the approved remedy could total approximately $2.4 million to $4.2 million. This estimate is net of an agreed partial insurance recovery and the 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued or from any other parties. The Company has recorded an estimated liability of $2.4 million and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. In addition, the Company has deferred, as a regulatory asset, $6.2 million of costs incurred through June 30, 1997.

Other Environmental Sites - The Company has been notified by the Maine Department of Environmental Protection (MDEP) that it may be a potentially responsible party at other sites in Maine. The Company has recorded an estimated liability of $1,155,000 associated with various feasibility studies and other remedial activities for these other environmental sites.

The Company cannot predict with certainty the level and timing of the cleanup costs, the extent they will be covered by insurance, or their ratemaking treatment, but believes it should recover substantially all of such costs through insurance and rates.

Millstone Unit No. 3 Litigation - On August 7, 1997, the Company and other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court and initiated an arbitration claim against Northeast Utilities, its trustees, and two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. The Company cannot predict the outcome of the litigation and arbitration.

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

The Company believes the ARP provides the benefits of needed pricing flexibility to set prices between defined floor and ceiling levels in three service categories: (1) existing customer classes, (2) new customer classes for optional targeted services, and (3) special-rate contracts. The Company believes that the added flexibility will position it more favorably to meet the competition from other energy sources that has eroded segments of its customer base. Some price adjustments can be implemented upon 30-days' notice by the Company, while certain others are subject to expedited review by the MPUC. The Company has utilized this feature in providing new rates to approximately 25,000 customers representing approximately 40 percent of annual kilowatt-hour sales and 27 percent of service-area revenues. These reductions in rates were offered to customers after consideration of associated NUG cost reductions, savings from further NUG consolidations and other general cost reductions.

The ARP also contains provisions to protect the Company and ratepayers against unforeseen adverse results from its operation. These include review by the MPUC if the Company's actual return on equity falls outside a designated range, a mid-period review of the ARP by the MPUC in 1997 (including possible modification or termination), and a "final" review by the MPUC in 1999 to determine whether or with what changes the ARP should continue after 1999. The Company submitted its 1997 compliance filing and mid-period review filing in March 1997 proposing no significant change to the ARP. On June 25, the commission approved a partial stipulation which allowed a 1.1% increase in price caps effective July 1, 1997, made minor modifications in the parameters for pricing flexibility, and increased the midpoint return on equity for the earnings sharing calculation to 11.5% for the fiscal year 1998. No other significant changes were made to the ARP.

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

On May 29, 1997, the Governor of Maine signed into law a bill enacted by the Maine Legislature that will restructure the electric utility industry in Maine by March 1, 2000. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts; and (2) ownership interests in nuclear power plants. However, the MPUC can require the Company to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. The Company must submit a plan to the MPUC by January 1, 1999, to divest its generation assets, but is proceeding with its previously reported plan to sell its generation assets. The bill also requires investor-owned utilities, after February 28, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain minor exceptions.

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

The recent legislation enacted in Maine associated with industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically the legislation requires the Maine Public Utilities Commission, when retail bids begin, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission and distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The Company will continue to record regulatory assets consistent with SFAS No. 71 as long as future recovery is probable. The Company, based on current generally accepted accounting principles, anticipates that once a detailed plan for deregulation of generation is known the application of SFAS No. 71 to the unregulated generation segment will no longer apply and the Company will be required to discontinue SFAS No. 71 for any remaining generation segment of its business. The Company further anticipates, based on current generally accepted accounting principles, that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business.

Non-Utility Generators

In April 1997, the Company terminated an agreement with the operator of a 31-megawatt wood-fired power plant. This contract was replaced with a new agreement which should provide the same amount of energy with an additional 9 megawatts of capacity and fuel savings of approximately $7.5 million over the next five years.

Effective July 1, 1997, changes were made to a purchased power contract with the operator of an 18-megawatt wood-fired co-generation facility that will result in approximate fuel savings of $5.5 million over the term of the agreement through June 30, 2004. Under the ARP, savings from the restructured contracts will be divided equally between the Company's ratepayers and shareowners.

4.      Debt Financing

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the Medium-Term Note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. As of June 30, 1997, $58 million of Medium-Term Notes were outstanding which, under the terms of the program, will permit issuance of an additional $442 million of such notes after receipt of regulatory approvals. The Company also had $20 million outstanding as of June 30, 1997 under the 364-day Revolving Credit Agreement.


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

Factors that could cause actual results to differ materially include, among other matters, the permanent closure and decommissioning of the Maine Yankee nuclear generating plant and resulting regulatory proceedings, continuing outages at the other generating units in which the Company holds interests, electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities and compliance with laws and regulations.

Operating Results

The second quarter of 1997 generated a net loss of $2.5 million compared to net income of $9.1 million for the corresponding period in 1996. Year-to-date net income was $13.5 million versus $37.0 million for the 1996 period. Loss applicable to common stock was $4.7 million or $0.15 per share for the second quarter of 1997 compared to earnings of $6.6 million or $0.20 per share for the comparable period in 1996. Year-to-date earnings applicable to common stock were $9.1 million or $0.28 per share and $31.9 million or $0.98 per share in 1996. Net income for the first half of 1997 was significantly impacted ($24.3 million) by increases in repair costs and replacement-power expenses relating to the Maine Yankee plant and other New England nuclear units in which the Company holds interests. The costs associated with replacement power will continue and are expected to be in the range of $4.5 million to $6.0 million per month. Partially offsetting the replacement power costs are expected reductions in Maine Yankee operations and maintenance costs associated with the phase-in of the permanent closure of that facility.

Operating revenues in the second quarter of 1997 totaled $210 million, a decrease of 2.9 percent from $216 million in the second quarter of 1996. Operating revenues decreased by $12.1 or 2.5 percent to $478 million in the first half of 1997 from $490.1 million in the first half of 1996. The decline in revenues is a consequence of the continuing outage of Maine Yankee and other nuclear generating units in which the Company holds interests. Energy produced or purchased from other Company sources was used to satisfy service territory needs and, as a result, significantly less was available for sales outside the service territory. Compared to the first six months of 1996, non-territorial sales are down $26 million.


Service-area sales for the second quarter of 1997 totaled approximately 2.23 billion kilowatt-hours, up 1.9 percent from the second quarter of 1996. Service-area sales of electricity for the first six months of 1997 totaled approximately 4.67 billion kilowatt-hours for an increase of 1.7 percent compared to the first six months of 1996.
              Service Area Kilowatt-hour Sales (Millions of KWHs)
                             Period Ended June 30,
                                     Three Months
Six Months
                  1997      1996     % Change    1997     1996  % Change
Residential       657.1     648.3       1.4%   1,465.0   1,482.6  (1.2)%
Commercial        585.2     572.5       2.2    1,236.9   1,234.4   0.2
Industrial        931.6     914.1       1.9    1,857.2   1,770.5   4.9
Other              52.4      50.5       3.8      111.8     107.3   4.2
                2,226.3   2,185.4       1.9    4,670.9   4,594.8   1.7

The changes in service area kilowatt-hour sales reflect the following:

         Kilowatt-hour sales to residential customers increased by 1.4 percent in the second quarter and decreased by 1.2 percent for the six months ended June 30, 1997 compared to 1996; usage per customer was down 2.2 percent for the six months ended June 30, 1997. Warmer temperatures during the first quarter of 1997 versus the first quarter of 1996 were primarily responsible for the six-month overall decrease in sales.

         Commercial sales increased by 2.2 percent in the second quarter and
         0.2 percent for the six months ended June 30, 1997 as compared to 1996. The increase in the second quarter was due primarily to increased usage by Maine Yankee during 1997 while the plant is shut down versus 1996 when it was operating.

         Industrial kilowatt-hour sales increased by 1.9 percent in the second quarter and by 4.9 percent for the six months ended June 30, 1997 compared to 1996. Increase in the paper industry, rebounding from weak market conditions in 1996, and the expansion of facilities by an electrical machinery manufacturer are the primary reasons for the increase over 1996.

MEPCO's electric sales and transmission revenues from New England utilities other than the Company amounted to $4.3 and $2.4 million in the second quarter of 1997 and 1996, respectively. The totals for the six months ended June 30, 1997 and 1996 were $8.5 million and $4.1 million, respectively. Under a Participation Agreement that terminated July 9, 1996, all of MEPCO's costs, including a return on invested capital, were paid by the participating utilities (Participants), which included the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases. Effective July 9, 1996, MEPCO and the Company filed with FERC under FERC Order 888 for new tariff rates. Refer to "Industry Restructuring and Strandable Costs" below for further discussion of this matter.

Purchased power-energy expense increased $5.8 million over the first half of 1996, reflecting increased replacement power cost due to the Maine Yankee and other nuclear outages which continued through the entire first half of 1997.

Purchased power-other expense increased $10.9 million in the first half of 1997 compared to the first half of 1996, principally due to the Maine Yankee outage throughout the first half of 1997 and increased maintenance expenses required by the NRC to return the Maine Yankee plant to service.

Other operation expense increased by approximately $9.7 million in the second quarter and by $10.6 million for the six months ended June 30, 1997 compared to 1996 The increase is due primarily to a reversal in 1996 of a reserve established in 1995 and the expense recognition of post-retirement benefits being collected in rates under the ARP. Maintenance decreased by $0.9 million through June primarily due to decreased storm activity in 1997 versus 1996.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense decreased by $18.1 million as a result of lower pre-tax earnings in the first half of 1997, when compared to 1996.

Interest on long-term debt during the first half of 1997 decreased by approximately $1.7 million while other interest expense remained relatively unchanged compared to 1996. The decrease reflects a lower level of Medium-Term Notes outstanding than in the first half of 1996.

Liquidity and Capital Resources

Approximately $53.8 million of cash was provided during the first half of 1997 from net income before non-cash items, primarily depreciation and amortization. During that period, approximately $10.2 million of cash was generated from fluctuations in certain assets and liabilities and from other operating activities.

During the first half of 1997, dividends paid on common stock were $14.6 million, while preferred-stock dividends utilized $4.4 million of cash.

Investing activities, primarily construction expenditures, utilized $25.4 million in cash during the first half of 1997 for generating projects, transmission, distribution, and general construction expenditures and includes $5.2 million the Company invested primarily in its telecommunication subsidiary.

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

The total of cash on deposit with the Trustee under the Company's General and Refunding Mortgage Indenture as of June 30, 1997, was approximately $61.7 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed. Such cash may also be withdrawn by the Company by substitution of allocated property additions or available bonds.

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the Medium-Term Note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. As of June 30, 1997, $58 million of Medium-Term Notes were outstanding which, under the terms of the program, will permit issuance of an additional $442 million of such notes after receipt of regulatory approvals.

To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million Credit Agreement with several banks, with The First National Bank of Boston and The Bank of New York acting as agents for the lenders. The arrangement has two credit facilities: a $75 million, 364-day revolving credit facility that matures on October 22, 1997, and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Both credit facilities require annual fees on the total credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially reduced, if not precluded, as a result of downgrading of the Company's credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had $20 million outstanding as of June 30, 1997 under the 364-day Revolving Credit Agreement.

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

Industry Restructuring and Strandable Costs

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Form 10-K, the enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for a transition to a more competitive industry. Significant legislative and regulatory steps have already been taken toward competition in generation and non-discriminatory transmission access as discussed below. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on electric utilities' abilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting.

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

Restructuring Legislation

On May 29, 1997, the Governor of Maine signed into law a bill enacted by the Maine Legislature that will restructure the electric utility industry in Maine by March 1, 2000. With respect to the ability of the Company to recover stranded costs, the legislation requires the Maine Public Utilities Commission
(MPUC), when retail access begins, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission and distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigatable costs made unrecoverable as a result of the restructuring required by the legislation and would be determined by the MPUC as provided in the legislation. The MPUC must conduct separate adjudicatory proceedings to determine the stranded costs for each utility and the corresponding revenue requirements and stranded-cost charges to be charged by each transmission and distribution utility. Those proceedings must be completed by July 1, 1999.

In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs will be prospectively adjusted as necessary to correct substantial inaccuracies in the year 2003 and at least every three years thereafter.

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts; and (2) ownership interests in nuclear power plants. However, the MPUC can require the Company to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. The Company must submit a plan to the MPUC by January 1, 1999, to divest its generation assets, but is proceeding with its previously reported plan to sell its generation assets. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Reorganization and Divestiture," below. The bill also requires investor-owned utilities, after February 28, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain minor exceptions.

Upon the commencement of retail access on March 1, 2000, the Company, as a transmission and distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with the Company would be allowed to sell electricity outside the Company's service territory without limitation as to amount, but within the Company's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within the Company's service territory, as determined by the MPUC.

Other features of the legislation include the following:
         (a) After the effective date of the legislation, if an entity purchases 10 percent or more of the stock of a distribution utility, including the Company, the purchasing entity and any related entity would be prohibited from selling generation service to any retail customer in Maine.
         (b) The legislation encourages the generation of electricity from renewable resources by requiring competitive providers, as a condition of licensing, to demonstrate to the MPUC that no less than 30 percent of their portfolios of supply sources for retail sales in Maine are accounted for by renewable resources.
         (c) The legislation requires the MPUC to ensure that standard-offer service is available to all consumers, but any competitive provider affiliated with the Company would be limited to providing such service for only up to 20 percent of the electric load in the Company's service territory.

         (d) Beginning March 1, 2002, or, by MPUC rule, as early as March 1, 2000, the providing of billing and metering services will be subject to competition.

         (e) A customer who significantly reduces or eliminates consumption of electricity due to self-generation, conversion to an alternative fuel, or demand-side management may not be assessed an exit fee or re-entry fee in any form for such reduction or elimination of consumption or for the re-establishment of service with a transmission and distribution utility.

         (f) Finally, the legislation provides for programs for low-income assistance, energy conservation, research and development on renewable resources, assistance for utility employees laid off as a result of the legislation, and nuclear-plant decommissioning costs, all funded through transmission and distribution utility rates and charges.

The Company has stated that it supports the legislation ultimately enacted, which reflects protracted negotiations and compromises among the interested constituencies, and will continue to urge securitization of stranded cost recovery as the most effective method of resolving an issue that is critical to the Company's future. The Company believes, however, that some of the limitations imposed on transmission and distribution utilities in the legislation are unnecessary and inappropriate in the contemplated competitive environment.

Reorganization and Divestiture

The Company announced a major internal reorganization which became effective May 1, 1997, in anticipation of industry-wide open competition. The new structure is organized into four lines of business. The "Energy Services" and "Distribution Services" groups will operate as strategic business units within the Company. A "Related Business Group" includes the Company's subsidiaries - MaineCom Services, Union Water-Power Company, TeleSmart, and CMP International Consultants. The "Operations Support Division" will include most of the departments that provide support services to the other three lines of business. The reorganization is expected to better position the Company to succeed in a competitive marketplace, and is consistent with the restructuring legislation currently pending.

On April 28, 1997, the Company announced a plan to seek proposals to purchase its generation assets, including interests in nuclear plants and rights to power under NUG contracts. The Company believes that current market conditions may offer advantages to seeking proposals before divestiture is required by legislation. Several other utilities, including New England Electric System
(NEES) in Massachusetts, are in the process of divestiture of their generation assets with a large number of prospective purchasers expressing interest in acquiring the facilities. On August 6, 1997, NEES announced that it had agreed to sell its non-nuclear generating business to an affiliate of PG&E Corp. (U.S. Generating Company) for $1.59 billion, which is approximately 44% above NEES' reported book value of the assets.

In early June, the Company, working with its investment advisors, developed and contacted a group of approximately 150 potential bidders that are believed to be interested in the Company's generation assets and financially qualified to bid. Non-binding bids are scheduled to be submitted in early September. At that time, the Company will begin a process of working with a smaller group of qualified buyers. The potential consummation of a sale will extend into late 1998 and is subject to regulatory approvals. The Company does not intend to sell its generation assets if terms satisfactory to the Company cannot be arranged. The Company cannot predict whether such a sale will occur, whether it will receive satisfactory proposals, or whether the necessary approvals will be obtained.

On July 21, 1997 the Company and New York State Electric and Gas Corp. signed a memorandum of understanding that could lead to formation of a new natural-gas distribution company to serve Maine customers. The Company has asked the MPUC for permission to offer natural-gas distribution service to Maine customers in areas not currently served by a natural-gas provider. Various regulatory approvals would be required before the Company or a jointly owned company could operate a new gas distribution service.

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

On July 9, 1996, the Company and MEPCO submitted compliance filings to meet the new pro forma tariff non-price minimum terms and conditions of non-discriminatory transmission. Since July 9, 1996, the Company and MEPCO have been transmitting energy pursuant to their filed tariffs, subject to refund. FERC subsequently issued Order No. 888-A which generally reaffirmed Order No. 888 and clarified certain terms.

Also on April 24, 1996, FERC issued Order No. 889 which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System (OASIS). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information. The Company participated in efforts to develop a regional OASIS, which was operational January 3, 1997. FERC subsequently approved a New England Power Pool-wide Open Access Tariff, subject to refund and issuance of further orders. The Company also participated in revising the New England Power Pool Agreement.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Regulatory Matters. For a discussion of certain significant regulatory matters affecting the Company, including those leading to a decision by the Maine Yankee Board of Directors to permanently shut down the Maine Yankee Plant, electric-utility restructuring, and stranded costs, see Note 2, "Commitments and Contingencies" - "Maine Yankee Atomic Power Company," and Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Industry Restructuring and Strandable Costs," which are incorporated herein by reference.

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

Item 2. through Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 15, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

Four matters were voted on at the meeting. One was the election of four directors to Class I of the Company's Board of Directors for a three-year term. All four nominees were elected, with the following vote tabulations:

Charles H. Abbott
     Votes for -                                      2,447,257
     Votes withheld -                                    66,665

William J. Ryan
     Votes for -                                      2,445,432
     Votes withheld -                                    68,490

Kathryn M. Weare
     Votes for -                                      2,445,417
     Votes withheld -                                    68,505

Lyndel J. Wishcamper
     Votes for -                                      2,448,065
     Votes withheld -                                    65,857

Three other matters voted on at the meeting were:

1. Approval of the appointment of Coopers & Lybrand L.L.P., Boston, Massachusetts, as the Company's auditors for the year 1997. The appointment was approved, with the following vote tabulations:

     Votes for -                                      2,473,785
     Against -                                           19,071
     Abstentions -                                       21,066

2. A Company proposal to amend its Long-Term Incentive Plan. The proposal was approved, with the following vote tabulations:

     Votes for -                                      1,922,511
     Against -                                          530,669
     Abstentions -                                       60,742

3. A Company proposal to consent to an increase in the existing unsecured Medium-Term Note Program. The proposal was approved, with the following vote tabulations:

     Votes for -                                        687,608
     Against -                                          129,875
     Abstentions -                                       14,211
     Broker nonvotes -                                      704

Item 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits.  None.

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of 1997 and thereafter to date:

Date of Report                                    Items Reported

May 15, 1997                                           Item 5

a) The Board of Directors of Maine Yankee voted to reduce maintenance and repair spending at the plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the plant.

b) On May 29, 1997, the governor of Maine signed into law a bill enacted by the Maine Legislature that will restructure the electric utility industry in Maine by March 1, 2000.

c) At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CENTRAL MAINE POWER COMPANY
                                        (Registrant)



Date:  August 14, 1997
                                By
                                   Michael W. Caron,
                                   Comptroller (Chief Accounting Officer)



                                By
                                   David E. Marsh, Chief Financial Officer
                                   (Principal Financial Officer and duly
                                   authorized officer)