Form 10-Q
period 1997-09-30
CENTRAL MAINE POWER CO
filed 1997-11-14
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-5139

                           CENTRAL MAINE POWER COMPANY
             (Exact name of registrant as specified in its charter)

                        Incorporated in Maine 01-0042740
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) (Identification No.)

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

          Class                                            Shares Outstanding
                                                         as of October 31, 1997
Common Stock, $5 Par Value                                     32,442,752

                           Central Maine Power Company

                                      INDEX

                                                                        Page No.

Part I. Financial Information

Consolidated Statement of Earnings for the Three Months
Ended September 30, 1997 and 1996                                              1

Consolidated Statement of Earnings for the Nine Months
Ended September 30, 1997, and 1996                                             2

Consolidated Balance Sheet - September 30, 1997 and December 31, 1996:
     Assets                                                                    3
     Stockholders' Investment and Liabilities                                  4

Consolidated Statement of Cash Flows for the Nine Months
Ended September 30, 1997 and 1996                                              5

Notes to Consolidated Financial Statements                                     6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           16

Part II. Other Information                                                    26

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                              For the Three Months
                                                               Ended September 30,
                                                             1997               1996

ELECTRIC OPERATING REVENUES                               $    226,134    $    228,987
                                                          ------------    ------------

OPERATING EXPENSES
    Fuel Used for Company Generation                            10,105           5,177
    Purchased Power
      Energy                                                   100,656         101,892
      Capacity                                                  29,300          28,471
    Other Operation                                             51,634          49,073
    Maintenance                                                  8,721           9,760
    Depreciation and Amortization                               13,536          13,287
    Federal and State Income Taxes                              (1,382)          1,790
    Taxes Other Than Income Taxes                                7,210           6,910
                                                          ------------    ------------
         Total Operating Expenses                              219,780         216,360
                                                          ------------    ------------
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                       1,040           2,040
                                                          ------------    ------------
OPERATING INCOME                                                 7,394          14,667
                                                          ------------    ------------
OTHER INCOME (EXPENSE)
    Allowance for Equity Funds Used During Construction            309             232
    Other, Net                                                     252           1,218
    Income Taxes Applicable to Other Income (Expense)             (183)           (446)
                                                          ------------    ------------
         Total Other Income (Expense)                              378           1,004
                                                          ------------    ------------
INCOME BEFORE INTEREST CHARGES                                   7,772          15,671
                                                          ------------    ------------
INTEREST CHARGES
Long-Term Debt                                                  10,930          11,530
Other Interest                                                   2,892             926
Allowance for Borrowed Funds Used During Construction             (205)           (177)
                                                          ------------    ------------
Total Interest Charges                                          13,617          12,279
                                                          ------------    ------------
NET INCOME (LOSS)                                               (5,845)          3,392
DIVIDENDS ON PREFERRED STOCK                                     1,897           2,207
                                                          ------------    ------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                $     (7,742)   $      1,185
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                            32,442,752      32,442,752

EARNINGS (LOSS) PER SHARE OF COMMON STOCK                 $      (0.24)   $       0.04

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK              $      0.225    $      0.225

The accompanying notes are an integral part of these financial statements.


                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                For the Nine Months
                                                                Ended September 30,
                                                              1997               1996
ELECTRIC OPERATING REVENUES                                 $    704,575    $    719,484
                                                            ------------    ------------
OPERATING EXPENSES
    Fuel Used for Company Generation                              22,631          12,657
    Purchased Power
      Energy                                                     319,430         314,873
      Capacity                                                    89,244          77,524
    Other Operation                                              144,901         131,767
    Maintenance                                                   23,344          25,282
    Depreciation and Amortization                                 40,530          41,306
    Federal and State Income Taxes                                 4,495          25,726
    Taxes Other Than Income Taxes                                 21,296          20,725
                                                            ------------    ------------
         Total Operating Expenses                                665,871         649,860
                                                            ------------    ------------
EQUITY IN EARNINGS OF ASSOCIATED COMPANIES                         5,084           5,139
                                                            ------------    ------------
OPERATING INCOME                                                  43,788          74,763
                                                            ------------    ------------
OTHER INCOME (EXPENSE)
    Allowance for Equity Funds Used During Construction              811             616
    Other, Net                                                     1,696           4,558
    Income Taxes Applicable to Other Income (Expense)               (754)         (1,651)
                                                            ------------    ------------
         Total Other Income (Expense)                              1,753           3,523
                                                            ------------    ------------
INCOME BEFORE INTEREST CHARGES                                    45,541          78,286
                                                            ------------    ------------
INTEREST CHARGES
    Long-Term Debt                                                33,272          35,544
    Other Interest                                                 5,193           2,874
    Allowance for Borrowed Funds Used During Construction           (567)           (477)
                                                            ------------    ------------
         Total Interest Charges                                   37,898          37,941
                                                            ------------    ------------
NET INCOME                                                         7,643          40,345
DIVIDENDS ON PREFERRED STOCK                                       6,312           7,244
                                                            ------------    ------------
EARNINGS APPLICABLE TO COMMON STOCK                         $      1,331    $     33,101
                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                              32,442,752      32,442,752

EARNINGS PER SHARE OF COMMON STOCK                          $       0.04    $       1.02

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                $      0.675    $      0.675



The accompanying notes are an integral part of these financial statements.



                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                                                                      Sept. 30,          Dec. 31,
                                                                                        1997               1996
                                                                                     (Unaudited)
                                     ASSETS
ELECTRIC PROPERTY, at Original Cost                                                   $1,658,496         $1,644,434
     Less:   Accumulated Depreciation                                                    626,152            598,415
                                                                                     -----------        -----------
             Electric Property in Service                                              1,032,344          1,046,019
     Construction Work in Progress                                                        24,846             20,007
     Net Nuclear Fuel                                                                      1,157              1,157
                                                                                   -------------      -------------
             Net Electric Property and Nuclear Fuel                                    1,058,347          1,067,183
                                                                                       ---------          ---------

INVESTMENTS IN ASSOCIATED COMPANIES, at Equity                                            76,148             67,809
                                                                                    ------------       ------------
             Net Electric Property, Net Nuclear Fuel and Investments in
             Associated Companies                                                      1,134,495          1,134,992
                                                                                       ---------          ---------

CURRENT ASSETS
     Cash and Temporary Cash Investments                                                  12,693              8,307
     Accounts Receivable, Less Allowance for Uncollectible Accounts of $2,450
     in 1997 and $4,177 in 1996
             Service  -  Billed                                                           70,018             84,396
                      -  Unbilled                                                         37,987             45,721
             Other Accounts Receivable                                                    11,447             17,517
     Prepaid Income Taxes                                                                  3,254                264
     Inventories, at Average Cost
         Fuel Oil                                                                          3,130              9,256
         Materials and Supplies                                                           11,803             12,172
     Funds on Deposit With Trustee                                                        61,694             59,512
     Prepayments and Other Current Assets                                                 14,451              9,500
                                                                                    ------------      -------------

             Total Current Assets                                                        226,477            246,645
                                                                                     -----------        -----------

DEFERRED CHARGES AND OTHER ASSETS
     Recoverable Costs of Seabrook 1 and Abandoned Projects, Net                          85,398             89,551
     Regulatory Assets-Deferred Taxes                                                    241,248            239,291
     Yankee Atomic Purchase Power Contract                                                12,794             16,463
     Connecticut Yankee Purchase Power Contract                                           38,587             45,769
     Maine Yankee Purchase Power Contract                                                345,075                  -
     Other Deferred Charges and Other Assets                                             214,007            238,203
                                                                                     -----------        -----------
     Deferred Charges and Other Assets, Net                                              937,109            629,277
                                                                                     -----------        -----------

             TOTAL ASSETS                                                             $2,298,081         $2,010,914
                                                                                       =========          =========

The accompanying notes are an integral part of these financial statements.



                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                                               Sept. 30,      Dec. 31,
                                                                  1997         1996
                                                                      (Unaudited)
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION
     Common Stock Investment                                   $  491,011   $  511,578
     Preferred Stock                                               65,571       65,571
     Redeemable Preferred Stock                                    39,528       53,528
     Long-Term Obligations                                        476,397      587,987
                                                               ----------   ----------
           Total Capitalization                                 1,072,507    1,218,664
                                                               ----------   ----------

CURRENT LIABILITIES AND INTERIM FINANCING
     Interim Financing                                            153,000       32,500
     Sinking-Fund Requirements                                     16,210        9,375
     Accounts Payable                                              80,551       93,197
     Dividends Payable                                              9,202        9,512
     Accrued Interest                                               9,423       11,610
     Miscellaneous Current Liabilities                             11,059       21,342
                                                               ----------   ----------
           Total Current Liabilities and Interim Financing        279,445      177,536
                                                               ----------   ----------

COMMITMENTS AND CONTINGENCIES

RESERVES AND DEFERRED CREDITS
     Accumulated Deferred Income Taxes                            362,633      357,994
     Unamortized Investment Tax Credits                            30,901       31,988
     Regulatory Liabilities-Deferred Taxes                         53,026       52,616
     Yankee Atomic Purchased Power Contract                        12,794       16,463
     Connecticut Yankee Purchased Power Contract                   38,587       45,769
     Maine Yankee Purchase Power Contract                         345,075         --
     Other Reserves and Deferred Credits                          103,113      109,884
                                                               ----------   ----------
           Total Reserves and Deferred Credits                    946,129      614,714
                                                               ----------   ----------

              TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES   $2,298,081   $2,010,914








The accompanying notes are an integral part of these financial statements.


                           Central Maine Power Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited) (Dollars in Thousands)
                                    (Note 1)
                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                   1997          1996
CASH FROM OPERATIONS
     Net Income                                                  $   7,643    $  40,345
     Items Not Requiring (Not Providing) Cash:
         Depreciation                                               33,078       32,978
         Amortization                                               25,631       26,597
         Deferred Income Taxes and Investment Tax Credits, Net         871        4,524
         Allowance for Equity Funds Used During Construction          (811)        (616)
     Changes in Certain Assets and Liabilities:
         Accounts Receivable                                        28,182       26,120
         Accrued Income Taxes                                       (2,990)      (4,628)
         Other Current Assets                                       (4,951)      (4,531)
         Inventories                                                 6,495         (235)
         Accounts Payable                                           (7,991)     (27,792)
         Accrued Interest                                           (2,187)      (3,032)
         Miscellaneous Current Liabilities                         (10,283)       3,512
     Deferred Energy-Management Costs                                 (497)      (3,497)
     Maine Yankee Outage Accrual                                   (10,350)       6,210
     Purchased-Power Contracts                                        --            (75)
     Other, Net                                                      9,621        4,480
                                                                 ---------    ---------
               Net Cash Provided By Operating Activities            71,461      100,360
                                                                 ---------    ---------

INVESTING ACTIVITIES
         Construction Expenditures                                 (29,690)     (31,217)
         Changes in Accounts Payable - Investing Activities         (4,655)        (869)
         Investments in Associated Companies                        (4,915)     (12,026)
                                                                 ---------    ---------
               Net Cash Used by Investing Activities               (39,260)     (44,112)
                                                                 ---------    ---------

FINANCING ACTIVITIES
     Issuances:
         Medium-Term Notes                                          10,000
         Short Term Revolving Credit Agreement                      42,500
     Redemptions:
         Preferred Stock                                           (14,000)     (14,000)
         Mortgage Bonds                                            (11,500)
         Medium Term Notes                                         (25,000)     (29,000)
         Other Long-Term Obligations, net                             (595)        (860)
     Dividends:
         Common Stock                                              (21,915)     (21,916)
         Preferred Stock                                            (6,623)      (7,556)
     Funds on Deposit With Trustee                                  (2,182)     (29,669)
                                                                 ---------    ---------
               Net Cash Used by Financing Activities               (27,815)    (104,501)
                                                                 ---------    ---------
               Net Increase (Decrease) In Cash                       4,386      (48,253)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  8,307       57,677
                                                                 ---------    ---------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  12,693    $   9,424
                                                                 =========    =========


The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein should be read with the Annual Report on Form 10-K for the year ended December 31, 1996 ("Form 10-K"), and are adequate to make the information presented herein not misleading.

The consolidated financial statements include the accounts of Central Maine Power Company (the "Company") and its 78 percent-owned subsidiary, Maine Electric Power Company, Inc. ("MEPCO"). The Company accounts for its investments in associated companies not subject to consolidation using the equity method.

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

The adoption of the Alternative Rate Plan ("ARP"), effective January 1, 1995, eliminated the reconcilable fuel clause used under traditional rate-of-return regulation to account for and collect fuel and purchased-power energy costs. Fuel revenues are now recorded as they are billed rather than deferred and reflected in revenues over time periods established by the Maine Public Utilities Commission ("MPUC"). The elimination of the fuel-clause results in higher revenues in the winter months.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

Supplemental Cash Flow Disclosure - Cash paid for the nine months ended September 30, 1997 and 1996 for interest, net of amounts capitalized, amounted to $37.6 million and $38.4 million, respectively. Income taxes paid, net of amounts refunded, amounted to $7.4 million and $27.5 million for the nine months ended September 30, 1997 and 1996. The Company incurred no new capital lease obligations in either period.

Nuclear Plant Shutdown Costs - When a nuclear plant is shut down and the amount of future liabilities is determined, the resulting liability is established on the Company books with an offsetting Regulatory Asset if the payment of the liability is provided for in rates. The liability is subsequently reduced as costs are paid, which is generally over the remaining life of the plant but could be another period based upon Federal Energy Regulatory Commission ("FERC") determination.


 2.   Impact of New Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." This statement, which is effective for fiscal years ending after December 15, 1997, establishes simplified standards for computing and presenting earnings per share ("EPS"). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. The Company anticipates that adoption of the standard will not have a significant impact on its reported EPS.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is also effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company anticipates that adoption of the standard will not have a significant impact on its financial statements.

 3.   Commitments and Contingencies

The Company has ownership interests in five nuclear generating plants in New England. The largest is a 38-percent equity interest in Maine Yankee Atomic Power Company ("Maine Yankee"), which, as discussed below, has permanently shut down its plant located in Wiscasset, Maine. In addition, the Company owns a 9.5 percent equity interest in Yankee Atomic Electric Company ("Yankee Atomic"), which has permanently shut down its plant located in Rowe, Massachusetts, a 6 percent equity interest in Connecticut Yankee Atomic Power Company ("Connecticut Yankee"), discussed below, which has permanently shut down its plant in Haddam, Connecticut, and a 4 percent equity interest in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"), which owns an operating plant in Vernon, Vermont. In addition, pursuant to a joint ownership agreement, the Company has a
2.5  percent  direct  ownership   interest  in  the  Millstone  3  nuclear  unit
("Millstone 3") in Waterford, Connecticut, which has been off-line for regulatory reasons since March 31, 1996.

Maine Yankee Atomic Power Company - As previously reported, the Maine Yankee nuclear generating plant at Wiscasset, Maine (the "Plant") was shut down December 6, 1996, and was expected to remain off-line at least until August 1997. However, on May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance-and-repair spending at the Plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the Plant; and on the same day the Maine Yankee Board indicated that it had also been exploring a sale of the Plant to PECO Energy Company ("PECO"). On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the Plant and begin the process of decommissioning the Plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after months of negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the Plant to PECO. The decision to shut down the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning the Plant. For a detailed discussion of the background of the permanent shutdown, including events leading to the Plant's being placed on the "watch list" by the Nuclear Regulatory Commission ("NRC") and other significant regulatory and operational issues, management changes, and investigations of Maine Yankee by the NRC and the United States Department of Justice, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1997 and June 30, 1997, and its Current Report on Form 8-K dated September 2, 1997.

The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $29.0 million as of September 30, 1997, and under its Power Contract and Additional Power Contract with Maine Yankee the Company is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.4 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for a total estimated cost of $508 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. Through September 30, 1997 Maine
Yankee had collected approximately $194.4 million for its decommissioning obligations.

On November 5, 1997, Maine Yankee submitted the new cost estimate to the FERC as part of a rate case reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. If the FERC accepts the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. The Company expects several interested parties to intervene in the FERC proceeding, including state regulators, and cannot predict the result of the FERC case.

As of September 1, 1997, Maine Yankee has estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38-percent share would be approximately $353 million. Legislation enacted in Maine this year calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established with Yankee Atomic, which was similarly shut down, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and therefore has recorded a regulatory asset and liability in the amount of $345 million on its consolidated balance sheet, which is the $353 million discussed above net of the September cost-of-service payment to Maine Yankee. The Company's current annual revenues include recovery of approximately $75 million in Maine Yankee costs predicated on an operating Maine Yankee Plant.

On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent"; that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate," based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the prudence of the Maine Yankee shutdown decision and of the operation of Maine Yankee prior to the shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company does not know how the MPUC plans to use the consultant's report or any negative conclusions of its investigation, but believes the report's negative conclusions are unfounded and may be contradictory. The Company has been charging its share of the Maine Yankee expenses to income and believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Maine Yankee initiated a legal challenge to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC, and that the MPUC's investigation is therefore barred on constitutional grounds. The Company filed a similar legal challenge on the same day.

The Company has been incurring substantial costs as its 38-percent share of Maine Yankee costs, as well as additional costs for replacement power with the Plant out of service. For the nine months ended September 30, 1997 such costs amounted to approximately $102.3 million for the Company, as follows: $50.7 million due to basic operations and maintenance costs, $39.2 million for replacement power costs and $12.4 million associated with incremental costs of operations and maintenance. The Maine Yankee Board's decision to close the Plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs, with Maine Yankee's workforce having been reduced from approximately 475 to 239 employees as of October 31, 1997, but it will not reduce the need to buy replacement energy and capacity. The amount of cost for replacement power and energy will vary during the year based on the Company's power requirements and market conditions, but the Company expects such costs to be within a range of approximately $5.0 million to $6.0 million per month during the remainder of 1997, based on current energy and capacity needs and market conditions. Under the electric-utility restructuring legislation enacted by the Maine Legislature in May 1997 the Company's obligation to provide replacement power will terminate on March 1, 2000, with its other power-supply obligations. In the interim, the previously reported termination of a major non-utility generator contract should result in savings to the Company at an annual rate of approximately $25 million commencing November 1, 1997.

The impact of the nuclear-related costs on the Company will be a major obstacle to achieving satisfactory results in 1997, despite the approximately $75 million in annual Maine Yankee-related costs imbedded in the current determination of the Company's required revenues for ratemaking purposes and despite success in controlling other operating costs. The higher costs incurred to date associated with nuclear plant investments and the costs anticipated to replace energy and capacity needs for the remainder of the year, as a result of the permanent shutdown of the Maine Yankee Plant, will reduce current year earnings to a level that will trigger the low-earnings bandwidth provision of the Company's ARP. That provision is activated if actual earnings for 1997 are outside a bandwidth of 350 basis points above or below a 10.68-percent rate-of-return allowance. A return below the low end of the range provides for additional revenue through rates equal to one-half the difference between the actual earned rate of return and the 7.18-percent (10.68 minus 350 basis points) low end of the bandwidth. While the Company believes the mechanism will be triggered in 1997, it cannot predict the amount of additional revenues that may ultimately result. In any case, under the ARP the Company would not be likely to start to receive any additional revenues before July 1, 1998. In addition, the Company has affirmed its public statements that it would strive to limit its electricity price increases under the ARP to a level at or below the rate of inflation through 1999, the last year of the term of the ARP, in order to attain its goal of price stability. The Company believes stable prices are essential to its ability to retain and promote electricity sales.

Maine Yankee has entered into agreements with the holders of its outstanding First Mortgage Bonds and its lender banks under which the bondholders and banks agreed that they would not assert that the voluntary shutdown of the Plant constituted a covenant violation under the Company's First Mortgage Indenture or its two bank credit agreements and agreed to continue to maintain Maine Yankee's level of bank borrowings at $67 million, out of aggregate commitments of $85 million, which Maine Yankee considers adequate for its foreseeable needs. The agreements, as extended in October 1997, terminate January 15, 1998, by which date Maine Yankee must reach agreement on restructured debt arrangements reflecting its decommissioning status. At the same time, Maine Yankee and its sponsors, including the Company, extended their agreement to amend Maine Yankee's Power Contracts and Additional Power Contracts, effective upon approval by the FERC, to clarify and confirm the sponsors' obligations to continue to pay their shares of Maine Yankee's costs during the decommissioning process. Maine Yankee filed the contract amendments with the FERC as part of its rate proceeding requesting an effective date of January 15, 1998.

Higher nuclear-related costs are affecting other stockholders of Maine Yankee in varying degrees. Bangor Hydro-Electric Company, a Maine-based 7-percent stockholder, has cited its "deteriorating" financial condition, suspended its common-stock dividend, and is pursuing rate relief. Maine Public Service Company, a 5-percent stockholder, cited problems in satisfying financial covenants in loan documents and reduced its common-stock dividend substantially in early March 1997. Northeast Utilities (20-percent stock ownership through three subsidiaries), which is adversely affected by the substantial additional costs associated with the three shut-down Millstone nuclear units and the permanently shut-down Connecticut Yankee unit, as well as an unfavorable utility deregulation plan in New Hampshire currently under appeal, has implemented an indefinite suspension of its quarterly common-stock dividends. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default, and would constitute a default under Maine Yankee's bond indenture and its two major credit agreements unless cured within applicable grace periods by the defaulting stockholder or other stockholders. The Company cannot predict, however, what effect, if any, the financial difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

Connecticut Yankee - On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant, for economic reasons, and to decommission the unit, which had not operated since July of 1996. The Company has a 6-percent equity interest in Connecticut Yankee, totaling approximately $7.0 million at September 30, 1997. The Company incurred replacement power costs of approximately $3.6 million during the nine months ended September 30, 1997. Based on cost estimates provided by Connecticut Yankee the Company determined its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $38.6 million and has recorded a regulatory asset and corresponding liability in that amount on its consolidated balance sheet. The Company is currently recovering through rates an amount adequate to recover these expenses.

Millstone Unit No. 3 - The Company has a 2.5 percent direct ownership interest in Millstone Unit No. 3, which is operated by Northeast Utilities. This facility has been off-line since April 1996 due to NRC concerns regarding license requirements and the Company cannot predict when it will return to service. Millstone Unit No. 3, along with two other units at the same site owned by Northeast Utilities, is on the NRC's "watch list" in "Category 3," which requires formal NRC action before a unit can be restarted. The Company incurred replacement power costs related to Millstone Unit No. 3 of approximately $3.6 million during the nine months ended September 30, 1997. For a discussion of a lawsuit and arbitration claim filed by the Company and other minority owners of Millstone Unit No. 3 against the operators of the unit, see "Millstone Unit No. 3 Litigation," below.

Legal and Environmental Matters - The Company is subject to regulation by federal and state authorities with respect to air and water quality, the handling and disposal of toxic substances and hazardous and solid wastes, and the handling and use of chemical products. Electric utility companies generally use or generate in their operations a range of potentially hazardous products and by-products that are the focus of such regulation. The Company believes that its current practices and operations are in compliance with all existing environmental laws except for such non-compliance as would not have a material adverse effect on the Company's financial position. The Company reviews its overall compliance and measures the liability quarterly by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure.

New and changing environmental requirements could hinder the construction and/or modification of generating units, transmission and distribution lines, substations and other facilities, and could raise operating costs significantly. As a result, the Company may incur significant additional environmental costs, greater than amounts reserved, in connection with the generation and transmission of electricity and the storage, transportation and disposal of by-products and wastes. The Company may also encounter significantly increased costs to remedy the environmental effects of prior waste handling activities. The cumulative long-term cost impact of increasingly stringent environmental requirements cannot accurately be estimated.

On October 10, 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP"). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. This SOP has not had a material impact on the company's financial position or results of operations.

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At September 30, 1997, the liability recorded by the Company for its estimated environmental remediation costs amounted to $2.2 million, which management has determined to be the most probable amount within the range of $2.2 million to $10 million. Such costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

As discussed in Note 4 of Notes to Consolidated Financial Statements in the Company's Form 10-K, in connection with one such proceeding, the Company has been named a PRP and has been incurring costs to determine the best method of cleaning up an Augusta, Maine, site formerly owned by a salvage company and identified by the Environmental Protection Agency as containing soil contaminated by polychlorinated biphenyls from equipment originally owned by the Company. The Company believes its share of the remaining costs of the cleanup of that site could total approximately $1.0 million to $2.3 million. This estimate is net of an agreed partial insurance recovery and a 1993 court-ordered contribution of 41 percent from Westinghouse Electric Corp., but does not reflect any possible contributions from other insurance carriers the Company has sued or from other parties. The Company has recorded an estimated liability of $1.0 million for that site, which is included in the total $2.2 million reserve discussed above, and an equal regulatory asset, reflecting an accounting order to defer such costs and the anticipated ratemaking recovery of such costs when ultimately paid. In addition, the Company has deferred, as a regulatory asset, $8.6 million of costs incurred in connection with that site through September 30, 1997.

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

Proposed Federal Income Tax Adjustments - On September 3, 1997, the Company received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of the Company's federal income tax returns for the years 1992 through 1994, and the Company has received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of the Company's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the ARP effective January 1, 1995. The second major adjustment would disallow the Company's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by the Company in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through September 30, 1997, amounted to $11.7 million, or a decrease in net income of $7.0 million, and which is expected to increase interest expense approximately $433.3 thousand per month until either the tax deficiency is paid or the issues are resolved in favor of the Company, in which case no interest is due. If the IRS were to prevail, the Company believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. The Company believes its tax treatment of the unresolved issues was proper and intends to contest the proposed adjustments vigorously, and as a result the potential interest has not been accrued. The Company cannot predict the results of its planned appeals. In addition, the Company incurred $1.1 million of income tax expense related to settlements of uncontested items in connection with the 1992-1994 IRS audits, and amended return adjustments for 1995 and 1996.

 4.   Regulatory and Legislative Matters

Alternative Rate Plan - The MPUC approved the Company's Alternative Rate Plan ("ARP") effective January 1, 1995. Please refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996 for a detailed description. The ARP was established in response to an order by the MPUC to develop a five-year plan containing price-cap, profit-sharing, and pricing-flexibility components. Although the ARP is a major reform, the MPUC is continuing to regulate the Company's operations and prices, provide for continued recovery of deferred costs and specify a range for its rate of return.

The Company believes, as stated in the MPUC's order approving the ARP, that operation under the ARP continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). In its order, the MPUC reaffirmed the applicability of previous accounting orders allowing the Company to reflect amounts as deferred charges and regulatory assets. As a result, the Company will continue to apply the provisions of SFAS No. 71 to its accounting transactions and in its future financial statements. See "Meeting the Requirements of SFAS No. 71", below, in this Note 4.

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

The Company believes the ARP provides the benefits of needed pricing flexibility to set prices between defined floor and ceiling levels in three service categories (1) existing customer classes, (2) new customer classes for optional targeted services, and (3) special-rate contracts. The Company believes that the added flexibility is positioning it more favorably to meet the competition from other energy sources that has eroded segments of its customer base. Some price adjustments can be implemented upon 30-days' notice by the Company, while certain others are subject to expedited review by the MPUC. The Company has utilized this feature in providing new rates to approximately 25,000 customers representing approximately 40 percent of annual kilowatt-hour sales and 27 percent of service-area revenues. These reductions in rates were offered to customers after consideration of associated NUG cost reductions, savings from further NUG consolidations and other general cost reductions.

The ARP also contains provisions to protect the Company and ratepayers against unforeseen adverse results from its operation. These include review by the MPUC if the Company's actual return on equity falls outside a designated range, a mid-period review of the ARP by the MPUC in 1997 (including possible modification or termination), and a "final" review by the MPUC in 1999 to determine whether or with what changes the ARP should continue after 1999. The Company's 1997 compliance filing and mid-period review filing submitted in March 1997 proposed no significant change to the ARP. On June 25, the MPUC approved a partial stipulation which allowed a 1.1% increase in price caps effective July 1, 1997, made minor modifications in the parameters for pricing flexibility, and increased the midpoint return on equity for the earnings sharing calculation to 11.5% for 1998. No other significant changes were made to the ARP as a result of the 1997 review.

While the ARP provides the Company with an expanded opportunity to be rewarded for efficiency, it also presents the risk of reduced rates of return if costs rise unexpectedly, like those that have resulted from the recent outages and shutdown of the Maine Yankee plant, or if revenues from sales decline or are not adequate to fund costs. The Company believes the ARP continues to be a competitive advantage for the Company.

Restructuring Legislation and Divestiture of Generation Assets - On May 29, 1997, the Governor of Maine signed into law a bill enacted by the Maine Legislature that will restructure the electric utility industry in Maine by March 1, 2000. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts; and (2) ownership interests in nuclear power plants. However, the MPUC can require the Company to divest its interest in Maine Yankee on or after January 1, 2009. The Company has submitted its plan to divest its generation assets to the MPUC, as required by the legislation, and is proceeding on a schedule calling for a purchase-and-sale agreement to be executed with the successful bidder or bidders in the first quarter of 1998 and a closing in September 1998. The bill also requires investor-owned utilities, after February 28, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain minor exceptions. The undepreciated book value for the Company's generation plant assets at December 31, 1996 was approximately $502 million.

Meeting the Requirements of SFAS No. 71

The Company continues to meet the requirements of SFAS No. 71. The standard provides specialized accounting for regulated enterprises, which requires recognition of "regulatory" assets and liabilities that enterprises in general could not record. Examples of regulatory assets include deferred income taxes associated with previously flowed through items, NUG buyout costs, losses on abandoned plants, deferral of postemployment benefit costs, and losses on debt refinancing. If an entity no longer meets the requirements of SFAS No. 71, then regulatory assets and liabilities must be written off.

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

The recent legislation enacted in Maine associated with industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," the Company will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the transmission and distribution company. The Company anticipates that once a detailed plan for deregulation of generation is known, the application of SFAS No. 71 to the unregulated generation segment will no longer apply and the Company will be required to discontinue SFAS No. 71 for any remaining generation segment of its business. The Company further anticipates, based on current generally accepted accounting principles, that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business.

 5.   Debt Financing

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the Medium-Term Note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. As of September 30, 1997, $43 million of Medium-Term Notes were outstanding which, under the terms of the program, will permit issuance of an additional $457 million of such notes. The Company also had $50 million outstanding as of September 30, 1997 under the 364-day revolving credit facility with a group of banks.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

Factors that could cause actual results to differ materially include, among other matters, the permanent closure and decommissioning of the Maine Yankee nuclear generating plant and resulting regulatory proceedings; the actual costs of decommissioning the Maine Yankee plant; outages at the other generating units in which the Company holds interests; electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities, and compliance with laws and regulations.

Operating Results

The third quarter of 1997 generated a net loss of $5.8 million compared to net income of $3.4 million for the corresponding period in 1996. Year-to-date net income was $7.6 million versus $40.3 million for the 1996 period. The loss applicable to common stock was $7.7 million or $0.24 per share for the third quarter of 1997 compared to earnings of $1.2 million or $0.04 per share for the comparable period in 1996. Year-to-date earnings applicable to common stock were $1.3 million or $0.04 per share and $33.1 million or $1.02 per share in 1996. Net income for the third quarter of 1997 was significantly impacted ($12.0 million) by increases in repair costs and replacement-power expenses relating to the Maine Yankee plant and other New England nuclear units in which the Company holds interests. The costs associated with replacement power will continue and are expected to be in the range of $6.0 million to $7.0 million per month in the near term. Additionally, a $1.1 million impact to net income occurred due to an increase in income tax expense based on partial Internal Revenue Service audit settlements for the years 1992 - 1994 and amended return adjustments filed for 1995 and 1996. Partially offsetting the replacement power costs in the future are expected reductions in Maine Yankee operations and maintenance costs associated with the phase-in of the permanent closure of that facility.

Operating revenues in the third quarter of 1997 totaled $226 million, a decrease of 1.3 percent from $229 million in the third quarter of 1996. Operating revenues decreased by $14.9 or 2.1 percent to $705 million in the nine-month period ended September 30, 1997. The decline in revenues is a consequence of the continuing outage of Maine Yankee and other nuclear generating units in which the Company holds interests, since energy produced or purchased from other Company sources was used to satisfy service territory needs and, as a result, significantly less was available for sales outside the service territory. Compared to the nine-month period ended September 30, 1996, non-territorial sales were down $32 million. In contrast, Industrial sales increased by approximately $11.0 million or 6 percent compared to the nine months ended September 30, 1996, due to the paper industry rebounding from weak market conditions in 1996 and a facility expansion by an electrical machinery manufacturer.

Service-area sales for the third quarter of 1997 totaled approximately 2.35 billion kilowatt-hours, down 0.3 percent from the third quarter of 1996. Service-area sales of electricity for the first nine months of 1997 totaled approximately 7.02 billion kilowatt-hours, for an increase of 1.0 percent compared to the first nine months of 1996.

               Service Area Kilowatt-hour Sales (Millions of KWHs)
                           Period Ended September 30,
                                    Three Months                                      Nine Months
                        1997            1996          % Change           1997            1996           % Change
                        ----            ----          --------           ----            ----           --------
Residential               651.5           657.2           (0.9)%         2,116.5         2,139.8           (1.1)%
Commercial                660.3           651.9            1.3           1,897.2         1,886.3            0.6
Industrial                983.9           993.4           (1.0)          2,841.2         2,763.9            2.8
Other                      52.7            54.1           (2.6)            164.4           161.4            1.9
                      ---------       ---------                         --------        --------
                        2,348.4         2,356.6           (0.3)          7,019.3         6,951.4            1.0
                        =======         =======                          =======         =======

The changes in service area kilowatt-hour sales reflect the following:

      Kilowatt-hour sales to residential customers decreased by 0.9 percent in the third quarter and decreased by 1.1 percent for the nine months ended September 30, 1997 compared to 1996; usage per customer was down 2.1 percent for the nine months ended September 30, 1997. Warmer temperatures during the first quarter of 1997 versus the first quarter of 1996 were primarily responsible for the nine-month overall decrease in residential sales.

      Commercial sales increased by 1.3 percent in the third quarter and 0.6 percent for the nine months ended September 30, 1997 as compared to 1996. The increase in the third quarter was due primarily to strong sales in the retail trade and service sectors. The increase was offset by decreased sales to Maine Yankee as compared to the third quarter of 1996.

      Industrial kilowatt-hour sales decreased by 1.0 percent in the third quarter due primarily to no excess power being available for sale. The 2.8 percent increase for the nine months ended September 30, 1997 compared to 1996 is due primarily to an increase in the paper industry, rebounding from weak market conditions in 1996, and the expansion of facilities by an electrical machinery manufacturer.

MEPCO's electrical sales and transmission revenues from New England utilities other than the Company amounted to $1.0 and $4.3 million in the third quarter of 1997 and 1996, respectively. The totals for the nine months ended September 30, 1997 and 1996 were $9.5 million and $8.4 million, respectively. Under a Participation Agreement that terminated July 9, 1996, all of MEPCO's costs, including a return on invested capital, were paid by the participating utilities ("Participants"), which included the Company and most of the larger New England electric companies. The level of MEPCO's revenues and expenses changes depending upon the level of energy purchases. Effective July 9, 1996, MEPCO and the Company filed with FERC under FERC Order 888 for new tariff rates. Refer to "Open-Access Transmission Service Rule" below for further discussion of this matter.

Purchased Power-Energy expense increased $4.6 million compared to 1996, reflecting increased replacement power cost due to the Maine Yankee and other nuclear-plant outages which continued through the entire nine months of 1997.

Purchased Power-Capacity expense increased $11.7 million compared to 1996, principally due to the Maine Yankee outage throughout the entire nine months of 1997 and increased maintenance expense prior to the permanent shutdown.

Other operation expense increased by approximately $13.1 million for the nine months ended September 30, 1997 compared to 1996. The increase is due primarily to a reversal in 1996 of a reserve established in 1995 and the expense recognition of post-retirement benefits being collected in rates under the ARP. Previously post-retirement benefits were deferred for future recovery. Maintenance expense decreased by $1.9 million through September primarily due to decreased storm activity in 1997 versus 1996.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense decreased by $21.2 million as a result of lower pre-tax earnings for the nine months ended September 30, 1997, when compared to 1996. In the third quarter of 1997 $1.1 million of expense was incurred as a result of a partial audit settlement, relating to 1992 through 1994, and amended tax returns filed for 1995 and 1996.

Interest on long-term debt and other interest expense decreased during the third quarter and year to date 1997 compared to 1996. The decrease reflects a lower level of Medium-Term Notes outstanding than in the first nine months of 1996.

"Year 2000" Computer Issues - In the next two-and-one-half years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The Company began the process of identifying the changes required to their computer programs and hardware during the year 1996. The majority of the necessary modifications to the Company's centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The Company believes it will incur approximately $3.0 million of costs between now and March 31, 2000, associated with making the necessary modifications identified to date to the centralized systems. Noncentralized systems are currently being reviewed for Year 2000 problems. The Company is unable to predict the costs to be incurred for correction of such noncentralized systems, but expects the scope and schedule for such work to be less complex than for its centralized information systems.

Liquidity and Capital Resources

Approximately $66.4 million of cash was provided during the first nine months of 1997 from net income before non-cash items, primarily depreciation and amortization. During that period, approximately $5.0 million of cash was generated from fluctuations in certain assets and liabilities and from other operating activities.

During the first nine months of 1997, dividends paid on common stock were $21.9 million, while preferred-stock dividends utilized $6.6 million of cash.

Investing activities, primarily construction expenditures, utilized $39.3 million in cash during the first nine months of 1997 for generation, transmission, distribution, and general construction expenditures and includes $4.9 million the Company invested primarily in its associated companies.

In order to accommodate existing and future loads on its electric system the Company is engaged in a continuing construction program. The Company's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, the timing of its divestiture of its generating assets, customer growth and general business conditions. The ultimate nature, timing and amount of financing for the Company's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

The total of cash on deposit with the trustee under the Company's General and Refunding Mortgage Indenture as of September 30, 1997, was approximately $61.7 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed. Such cash may also be withdrawn by the Company by substitution of allocated property additions or available bonds.

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the Medium-Term Note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. As of September 30, 1997, $43 million of Medium-Term Notes were outstanding which, under the terms of the program, will permit issuance of an additional $457 million of such notes.

To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement has two credit facilities: a $75 million, 364-day revolving credit facility that currently matures on October 21, 1998, and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Both credit facilities require annual fees on the total credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded, as a result of downgrading of the Company's credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had $50 million outstanding as of September 30, 1997 under the 364-day revolving credit facility.


Rating Agency Actions

On May 1, 1997, Moody's Investor Service announced that it had downgraded the Company's credit ratings. The ratings downgraded were: General and Refunding Mortgage Bonds to "Baa3" from "Baa2"; unsecured medium-term notes, unsecured pollution-control revenues bonds, and counterparty rating to "Ba1" from "Baa3"; and preferred stock to "ba1" from "baa3." The Company's short-term rating for commercial paper was also downgraded to "Prime-3" from "Prime-2." Moody's said the downgrades reflected "adverse financial pressures linked to prolonged nuclear plant outages, especially at the Maine Yankee plant as well as uncertainty surrounding the timing and extent of recovery of the Company's sizable potential stranded costs."

Industry Restructuring and Strandable Costs

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Form 10-K, the enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for a transition to a more competitive industry. Significant legislative and regulatory steps have been taken toward competition in generation and non-discriminatory transmission access as discussed below. A departure from traditional regulation, however, could have substantial impacts on the value of utility assets and on electric utilities' abilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded," or unrecoverable, in the new competitive setting.

The Company has substantial exposure to cost stranding relative to its size. In its January 1996 filing, the Company estimated its net-present-value strandable costs could be approximately $2 billion as of January 1, 1996. These costs represented the excess costs of purchased-power obligations and the Company's own generating costs over the market value of the power, and the costs of deferred charges and other regulatory assets. Of the $2 billion, approximately $1.3 billion was related to above-market costs of purchased-power obligations arising largely from the Company's long-term, noncancelable contracts for the purchase of capacity and energy from non-utility generators, approximately $200 million was related to estimated net above-market cost of the Company's own generation, and the remaining $500 million was related to deferred regulatory assets.

The MPUC also provided estimates of strandable costs for the Company, which they found to be within a wide range of a negative $445 million to a positive $965 million. These estimates were prepared using assumptions that differ from those used by the Company, particularly a starting date for measurement of January 1, 2000 versus the measurement starting date of January 1, 1996 utilized by the Company. The MPUC concluded that there is a high degree of uncertainty that surrounds stranded costs estimates, resulting from having to rely on projections and assumptions about future conditions. Given the inherent uncertainty and volatility of these projections, the Company believes that an annual estimation of stranded costs could serve to prevent significant over or under-collection beginning in the year 2000. For a discussion of an MPUC proceeding that will determine the Company's stranded costs, see "Restructuring Legislation", below.

Estimated strandable costs are highly dependent on estimates of the future market for power. Higher market rates lower stranded cost exposure, while lower market rates increase it. In addition to market-related impacts, any estimate of the ultimate level of strandable costs depends on state and federal regulations, the extent, timing and form that competition for electric service will take; the ongoing level of the Company's costs of operations; regional and national economic conditions; growth of the Company's sales; timing of any changes that may occur from state and federal initiatives on restructuring; and the extent to which regulatory policies and proceedings ultimately address recovery of strandable costs.

The estimated market rate for power is based on anticipated regional market conditions and future costs of producing power. The present value of future purchased-power obligations and the Company's generating costs reflects the underlying costs of those sources of generation in place today, with reductions for contract expirations and continuing depreciation. Deferred regulatory asset totals include the current uncollected balances and existing amortization schedules for purchased-power contract restructuring and buyouts negotiated by the Company to lessen the impact of these obligations, energy management costs, financing costs, and other regulatory promises. The Company expects its strandable-cost exposure to decline over time as the market price of power increases, NUG contracts expire, and regulatory assets, including decommissioning at nuclear power plants, are recovered.

Restructuring Legislation

On May 29, 1997, the Governor of Maine signed into law a bill enacted by the Maine Legislature that will restructure the electric utility industry in Maine by March 1, 2000. With respect to the ability of the Company to recover stranded costs, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigatable costs made unrecoverable as a result of the restructuring required by the legislation and would be determined by the MPUC as provided in the legislation. The MPUC must conduct separate adjudicatory proceedings to determine the stranded costs for each utility and the corresponding revenue requirements and stranded-cost charges to be charged by each transmission and distribution utility. Those proceedings must be completed by July 1, 1999. The MPUC has initiated the proceeding that will determine the Company's stranded costs, corresponding revenue requirements and stranded-cost charges to be charged by it when it becomes a transmission-and-distribution utility and has scheduled completion of the proceeding for the second half of 1998.

In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct substantial inaccuracies in the year 2003 and at least every three years thereafter.

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. However, the MPUC can require the Company to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. The Company has submitted its plan to divest its generation assets to the MPUC as required by the legislation and is proceeding with its previously reported plan to sell its generation assets in 1998. See "Divestiture of Generation Assets," below. The bill also requires investor-owned utilities, after February 28, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain minor exceptions.

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

Other features of the legislation include the following:

      (a) After the effective date of the legislation, if an entity purchases 10 percent or more of the stock of a distribution utility, including the Company, the purchasing entity and any related entity would be prohibited from selling generation service to any retail customer in Maine.
      (b) The legislation encourages the generation of electricity from renewable resources by requiring competitive providers, as a condition of licensing, to demonstrate to the MPUC that no less than 30 percent of their portfolios of supply sources for retail sales in Maine are accounted for by renewable resources.
      (c) The legislation requires the MPUC to ensure that standard-offer service is available to all consumers, but any competitive provider affiliated with the Company would be limited to providing such service for only up to 20 percent of the electric load in the Company's service territory.
      (d) Beginning March 1, 2002, or, by MPUC rule, as early as March 1, 2000, the providing of billing and metering services will be subject to competition.
      (e) A customer who significantly reduces or eliminates consumption of electricity due to self-generation, conversion to an alternative fuel, or demand-side management may not be assessed an exit fee or re-entry fee in any form for such reduction or elimination of consumption or for the re-establishment of service with a transmission-and-distribution utility.
      (f) Finally, the legislation provides for programs for low-income assistance, energy conservation, research and development on renewable resources, assistance for utility employees laid off as a result of the legislation, and recovery of nuclear-plant decommissioning costs "[a]s required by federal law, rule or order", all funded through transmission-and-distribution utility rates and charges.

The  Company has stated that it supports  the  legislation  ultimately  enacted, which reflects protracted negotiations and compromises among the interested constituencies and is evaluating means of mitigating its strandable costs through the financing of stranded assets. The Company believes, however, that some of the limitations imposed on transmission-and-distribution utilities in the legislation are unnecessary and inappropriate in the contemplated competitive environment.

Environmental Matters

The Company assesses on an ongoing basis, compliance with laws and regulations related to hazardous substance remediation. At September 30, 1997, the Company had an accrued liability of $2.2 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 3, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion of this matter.

Divestiture of Generation Assets

On April 28, 1997, the Company announced a plan to seek proposals to purchase its generation assets, including interests in nuclear plants and rights to power under NUG contracts. The Company believes that current market conditions may offer advantages to seeking proposals before divestiture is required by legislation. Several other utilities, including New England Electric System ("NEES") in Massachusetts, are in the process of divestiture of their generation assets with a large number of prospective purchasers expressing interest in acquiring the facilities. On August 6, 1997, NEES announced that it had agreed to sell its non-nuclear generating business to an affiliate of PG&E Corp. (U.S. Generating Company).

In early June, the Company, working with its investment advisors, developed and contacted a group of approximately 150 potential bidders that were believed to be interested in the Company's generation assets and financially qualified to bid. Non-binding bids were submitted to the Company in early September and, based on those bids, the Company began a process of working with a smaller group of qualified buyers. On November 3, 1997, the Company sent bid documents to the selected qualified buyers and requested final binding bids by December 10, 1997. Upon receipt of such bids the Company will evaluate the bids and negotiate a definitive purchase-and-sale agreement with the successful bidder or bidders. The consummation of a sale will extend into late 1998 and is subject to regulatory approvals and contractual consents. The Company does not intend to sell its generation assets if terms satisfactory to the Company cannot be arranged. The Company cannot predict whether such a sale will occur, whether it will receive satisfactory proposals, or whether the necessary approvals and consents will be obtained.

Other Activities

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

On July 9, 1996, the Company and MEPCO submitted compliance filings to meet the new pro forma tariff non-price minimum terms and conditions of non-discriminatory transmission. Since July 9, 1996, the Company and MEPCO have been transmitting energy pursuant to their filed tariffs, subject to refund. FERC subsequently issued Order No.
888-A, which generally reaffirmed Order No. 888 and clarified certain terms.

Also on April 24, 1996, FERC issued Order No. 889, which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System ("OASIS"). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information. The Company participated in efforts to develop a regional OASIS, which was operational January 3, 1997. FERC subsequently approved a New England Power Pool-wide Open Access Tariff, subject to refund and issuance of further orders. The Company also participated in revising the New England Power Pool Agreement.

On April 23, 1997, a representative of Kennebunk Light and Power District and Fox Islands Electric Cooperative, two wholesale customers of the Company, notified the Company that the two customers were terminating their power supply contracts with the Company, effective May 1, 1999, and would begin purchasing power from another supplier on that date. The two customers currently account for less than 0.5 percent of the Company's annual revenues.

Impact of New Accounting Standards

In February 1997, FASB issued SFAS No. 128, "Earnings per Share." This statement, which is effective for fiscal years beginning after December 15, 1997, establishes simplified standards for computing and presenting earnings per share ("EPS"). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. The Company anticipates that adoption of the standard will not have a significant impact on reported EPS.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company anticipates that adoption of the standard will not have a significant impact on its financial statements.

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Shareholder Suit. On September 25, 1997, a lawsuit was filed in the United States District Court for the Southern District of New York by a New Jersey resident claiming to be a shareholder of the Company against the current members of the Company's Board of Directors, including the President and Chief Executive Officer of the Company, and three former directors. The complaint contains a derivative claim that the defendants recklessly mismanaged the oversight and operation of the Maine Yankee Plant and an individual claim that the defendants failed to make timely and adequate disclosures of information in connection with issues surrounding the Plant. The complaint does not seek damages against the Company, but requests that the defendants disgorge the compensation they received during the period of alleged mismanagement, pay to the Company costs incurred allegedly as a result of the claimed actions, and cause the Company to take steps to prevent such actions.

The Board and the Company believe the complaint is without merit. The Board will contest the complaint.

Regulatory Matters. For a discussion of certain significant regulatory matters affecting the Company, including those leading to a decision by the Maine Yankee Board of Directors to permanently shut down the Maine Yankee Plant, electric-utility restructuring, and stranded costs, including an MPUC proceeding that will determine the Company's stranded costs and an MPUC investigation of the prudence of the Maine Yankee shutdown decision and related matters, see Note 2, "Commitments and Contingencies" - "Maine Yankee Atomic Power Company," and
Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Industry Restructuring and Strandable Costs," which are incorporated herein by reference.

Tax Appeal. For a discussion of the Company's appeal of two significant federal income tax adjustments proposed by the Internal Revenue Service ("IRS") see Note 3, "Commitments and Contingencies" - "Proposed Federal Income Tax Adjustments."

Environmental Matters. For a discussion of administrative and judicial proceedings concerning cleanup of hazardous waste sites see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. Through Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits. None.

       (b)Reports on Form 8-K. The Company filed the following reports on Form 8-K during the third quarter of 1997 and thereafter to date:

Date of Report                                   Items Reported

August 1, 1997                                       Item 5

 a) The Board of Directors of Maine Yankee voted to permanently cease power operations at the Plant and begin the process of decommissioning the Plant.

Date of Report                                   Items Reported

September 2, 1997                                    Item 5

 a) The MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997.

 b) The Company received from the IRS a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of the Company's federal income tax returns for the years 1992 through 1994.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTRAL MAINE POWER COMPANY
                                               (Registrant)


Date: November 14, 1997                    By
                                                  ----------------------------
                                                  Michael W. Caron, Comptroller
                                                  (Chief Accounting Officer)


                                           By
                                                  ----------------------------
                                                  David E. Marsh, Chief
                                                  Financial Officer (Principal
                                                  Financial Officer and duly
                                                  authorized officer)