Form 10-K
period 1997-12-31
CENTRAL MAINE POWER CO
filed 1998-03-27
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997


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

                                                         Name of each exchange
         Title of each class                             on which registered

Preferred Stock, 7 7/8% Series                          New York Stock Exchange
------------------------------                          -----------------------

Common Stock, $5 Par Value                              New York Stock Exchange
--------------------------                              -----------------------

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

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value of such common equity held by non-affiliates of the Company was $561,549,726 on March 23, 1998 (based, in the case of the common stock of the Company, on the last reported sale price thereof on the New York Stock Exchange on March 23,
1998).


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of the Company's Common Stock, $5 par value (being the only class of common stock of the Company), outstanding on March 23, 1998, was 32,442,752 shares.


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

      Portions of the definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                           CENTRAL MAINE POWER COMPANY

                        INFORMATION REQUIRED IN FORM 10-K


                                                                     Page

Note re Forward-looking Statements                                     1

Item Number                                             Part I

Item 1.    Business                                                    1
Item 2.    Properties                                                 18
Item 3.    Legal Proceedings                                          26
Item 4.    Submission of Matters to a Vote of
           Security Holders                                           28
Item 4.1.  Executive Officers of the Registrant                       29

                                          Part II

Item 5.    Market for the Registrant's Common
           Equity and Related Stockholder Matters                     30
Item 6.    Selected Financial Data                                    30
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        31
Item 8.    Financial Statements and Supplementary Data                52
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        90

                                          Part III

Item 10.   Directors and Executive Officers of the Registrant         91
Item 11.   Executive Compensation                                     91
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                             91
Item 13.   Certain Relationships and Related Transactions             91

                                          Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                        92

           Signatures                                                 94

                       NOTE RE FORWARD-LOOKING STATEMENTS

      This Report on Form 10-K contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

      Factors that could cause actual results to differ materially include, among other matters, the permanent closure and decommissioning of the Maine Yankee nuclear generating plant and resulting regulatory proceedings; the actual costs of decommissioning the Maine Yankee plant; outages at the other generating units in which the Company holds interests; electric utility restructuring, including the ongoing state and federal activities; the results of the Company's planned sale of its generating assets; the Company's ability to recover its costs resulting from the January 1998 ice storms; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory treatment of stranded costs; the Company's investments in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities, and compliance with laws and regulations.



                                     PART I

Item 1.    BUSINESS.

Introduction

      General. Central Maine Power Company (the "Company") is an investor-owned Maine public utility incorporated in 1905. The Company is primarily engaged in the business of generating, purchasing, transmitting, distributing and selling electric energy for the benefit of retail customers in southern and central Maine and wholesale customers, principally other utilities. The Company is also diversifying into new lines of business, largely through its subsidiaries. See "Expansion of Lines of Business", below. Its principal executive offices are located at 83 Edison Drive, Augusta, Maine 04336, where its general telephone number is (207) 623-3521.

      The  Company  is  the   largest   electric   utility  in  Maine,   serving
approximately 528,000 customers in its 11,000 square-mile service area in southern and central Maine and having $954 million in consolidated electric operating revenues in 1997 (reflecting consolidation of financial statements with a majority-owned subsidiary, Maine Electric Power Company, Inc. ("MEPCO")). The Company's service area contains most of Maine's industrial and commercial centers, including Portland (the state's largest city), South Portland, Westbrook, Lewiston, Auburn, Rumford, Bath, Biddeford, Saco, Sanford, Kittery, Augusta (the state's capital), Waterville, Fairfield, Skowhegan and Rockland, and approximately 964,000 people, representing about 78 percent of the total population of the state. The Company's industrial and commercial customers include major producers of pulp and paper products, producers of chemicals, plastics, electronic components, processed food, and footwear, and shipbuilders. Large pulp-and-paper industry customers account for approximately 60 percent of the Company's industrial sales and approximately 24 percent of total service-area sales.

      Financial Results. On January 30, 1998, the Company announced its financial results for 1997. The Company reported earnings applicable to common stock of $5.2 million ($0.16 per share), including $3.9 million ($0.12 per share) earned in the fourth quarter. Earnings for 1996 were $50.8 million, or $1.57 per share. Replacement-power costs and other costs related to the Maine Yankee nuclear plant, which was permanently closed on August 6, 1997, were the main factors that eroded 1997 earnings from their 1996 level.

      The Company's electric operating revenues for 1997 were $954.2 million, down 1.3 percent from the 1996 level of $967 million. Lower non-territorial energy sales resulting from Maine Yankee's being off-line and reducing the Company's total energy supply were the principal reason for the decline in total revenues. See "Permanent Shutdown of Maine Yankee Plant" below. Revenues from the Company's service area rose 2.2 percent in 1997 to $890.2 million, on energy sales of 9.36 billion kilowatt-hours, up 1.5 percent from 1996.

      The Company incurred $46.0 million in additional costs to replace Maine Yankee power and pay its share of increased repair and other operating costs at Maine Yankee in 1997. With the decommissioning process commencing, the Company expects that its share of Maine Yankee operating costs could decrease by as much as $30 million in 1998.

      Despite the $75 million in annual Maine Yankee-related costs imbedded in the current determination of the Company's required revenues for ratemaking purposes and despite success in controlling other costs, the higher nuclear-related costs incurred by the Company in 1997 reduced earnings to a level that triggered the low-earnings bandwidth provisions of the Company's Alternative Rate Plan ("ARP"). The Company has been operating under provisions of the ARP since January 1995. The ARP was structured to provide reasonable assurance of continued recovery of costs of services, including past deferrals; improve the stability and predictability of prices; reduce regulatory costs; offer financial incentives for improved efficiencies; and permit regulatory consideration of cost recovery for significant unforeseen events.

      Such an event, in the form of a severe ice storm, struck the region January 7 to 9, 1998, cutting power to some 280,000 customers in the Company's service area. A January 15 order of the Maine Public Utilities Commission ("MPUC") allows the Company to defer incremental costs incurred in restoring service and report them in its 1998 ARP filing. Incremental costs of the ice storm are estimated at $60 million to $65 million. The Company is pursuing all available means of mitigating cost impacts, including seeking federal relief.

      The Company remains committed to its public pledge to hold price increases at or below the rate of inflation. In its annual ARP compliance filing in March 1998, the Company requested a price-cap increase of 1.8 percent, consistent with that pledge.

      On May 29, 1997, the Governor of Maine signed into law a bill enacted by the Maine Legislature that will restructure the electric utility industry in Maine by March 1, 2000. See "Restructuring Legislation and Divestiture of Generation Assets" section below for further discussion.

      The Maine Yankee shutdown, the ARP, industry restructuring, strandable costs, the pending sale of the Company's generating assets, and other significant developments are discussed in succeeding sections of this report. In some cases more complete information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears in Item 7 of this report, or in the Notes to Consolidated Financial Statements for the year ended December 31, 1997, which appear in Item 8 of this report. In those cases Items 7 and 8 should be read in conjunction with the sections below for a full discussion of the subjects covered in that manner.

      The following topics are discussed under the general heading of Business. Where applicable, the discussions make reference to the various other Items of this report. In addition, for further discussion of information required to be furnished in response to this Item, see Items 7 and 8.

Topic                                                      Page

Regulation and Rates                                         3
Agreement for Sale of Company's Generation Assets            5
Industry Restructuring and Strandable Costs                  6
Proposed Formation of Holding Company                        9
Expansion of Lines of Business                               9
Non-utility Generation                                      10
Permanent Shutdown of Maine Yankee Plant                    11
Financing and Related Considerations                        15
Environmental Matters                                       17
Employee Information                                        17

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

      The Maine Yankee Plant and the other nuclear generating facilities in which the Company has an interest are subject to extensive regulation by the federal Nuclear Regulatory Commission ("NRC"). The NRC is empowered to authorize the siting, construction, operation and decommissioning of nuclear reactors after consideration of public health, safety, environmental and antitrust matters. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of units for which construction permits or operating licenses have already been issued, or impose new conditions on such permits or licenses, and may require that the operation of a unit cease or that the level of operation of a unit be temporarily or permanently reduced. For a discussion of regulatory issues preceding the permanent cessation of operations at the Maine Yankee Plant, see "Permanent Shutdown of the Maine Yankee Plant," below.

      The United States Environmental Protection Agency ("EPA") administers programs which affect the Company's thermal and hydroelectric generating facilities as well as the nuclear facilities in which it has an interest. The EPA has broad authority in administering these programs, including the ability to require installation of pollution-control and mitigation devices. The Company is also subject to regulation by various state, local and other federal authorities with regard to environmental matters and land use. For further discussion of environmental considerations as they affect the Company, see "Environmental Matters", below, and Item 3, "Legal Proceedings" - "Legal and Environmental Matters."

      Under the Federal Power Act, the Company's hydroelectric projects (including storage reservoirs) on navigable waters of the United States are required to be licensed by the FERC. The Company is a licensee, either by itself or in some cases with other parties, for 26 FERC-licensed projects, some of which include more than one generating unit. Thirteen licenses expired in 1993, one expired in 1997, and fourteen expire after 2000. The Company has filed all applications for relicensing the projects whose licenses were scheduled to expire in 1993 and has been authorized to continue to operate those projects pending action on relicensing by the FERC. The Company's hydroelectric generating facilities are included in the generating assets the Company has contracted to sell to FPL Group, Inc. For further discussion of the pending sale, see "Agreement for Sale of Company's Generating Assets," below.

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

      Rate Regulation. Effective January 1, 1995, rate regulation for the Company underwent a fundamental change with the implementation of the ARP, which replaced traditional regulation. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of the Company's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC is continuing to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note 3 of Notes to Consolidated Financial Statements for more information on the ARP.

Agreement for Sale of Company's Generation Assets

      On April 28, 1997, the Company announced a plan to seek proposals to purchase its generating assets and, as part of an auction process, received final bids on December 10, 1997. On January 6, 1998, the Company announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash to Florida-based FPL Group, the winning bidder in the auction process. In addition, as part of its agreement with FPL Group, the Company entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000.

      The hydropower assets to be included in the sale represent approximately 373 megawatts of generating capacity. The fossil-fueled assets included in the sale consist of the Company's interest in the William F. Wyman steam plant in Yarmouth, Maine, the largest of the Company's three fossil-fueled generating assets, at 594 megawatts, Mason Station in Wiscasset, Maine, at 145 megawatts, and Cape Station in South Portland, Maine, at 42 megawatts. The sole biomass plant is the 31-megawatt unit in Fort Fairfield, Maine, owned by a wholly-owned subsidiary of the Company.

      The Company's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone III nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the present sale. The Company will continue to seek buyers for those assets. The Company did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

      The electric utility restructuring law passed by the Maine Legislature in the spring of 1997 requires the Company to divest its generating plants and power-purchase agreements by March 1, 2000, when its customers will be free to choose among competitive energy suppliers, but the Company elected to conduct an earlier sale.

      Substantially all of the generating assets included in the sale are subject to the lien of the Company's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Proceeds on deposit with the trustee may be used by the Company to redeem or repurchase bonds under the terms of the Indenture, including the possible discharge of the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. The Company must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, market conditions and terms of outstanding securities.

      The bid value in excess of the remaining investment in the power plants will reduce the Company's stranded costs and other costs, which could lower the amount that would otherwise be collected from customers by nearly half a billion dollars. However, the Company will incur incremental costs as a result of the power buy-back arrangements in excess of the pre-sale costs of capacity and energy from the plants being sold, which will effectively lower the amount of sale proceeds available to reduce stranded and other costs. The Company believes that the reduction in stranded and other costs could permit a reduction in rates for the Company's customers.

      The sale is subject to various closing conditions, including the approval of state and federal regulatory agencies, which approval process the Company expects could take approximately four to twelve months, and is subject to consents of covenant waivers from certain of the Company's lenders. The Company cannot predict whether or in what form such approvals, consents or waivers will be obtained.

      The Company believes that consummation of the asset sale described above would constitute significant progress in resolving some of the uncertainties regarding the effects of electric-utility industry restructuring on the Company's investors; however, significant risks and uncertainties would remain. These include, in addition to those enumerated above under "Note re Forward-looking Statements," but are not limited to: (1) the possibility that a state or federal regulatory agency will impose adverse conditions on its approval of the asset sale; (2) the possibility that new state or federal legislation will be implemented that will increase the risks to such investors from those contemplated by current legislation; and (3) the possibility of legislative, regulatory or judicial decisions that would reduce the ability of the Company to recover its stranded costs from that contemplated by existing law.

Industry Restructuring and Strandable Costs

      The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including the Company, for a transition to a more competitive industry. Significant legislative steps have been taken toward competition in general and non-discriminatory transmission access as discussed below. Legislation that will restructure the electric-utility industry in Maine by March 1, 2000, was enacted by the Maine Legislature in May 1997, and is discussed in detail under this heading below. A departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

      The Company has substantial exposure to cost stranding relative to its size. In general, its stranded costs reflect the excess costs of the Company's purchased-power obligations over the market value of the power, and the costs of deferred charges and other regulatory assets. The major portion of the Company's strandable costs is related to above-market costs of purchased-power obligations arising from the Company's long-term, noncancelable contracts for the purchase of capacity and energy from NUGs, with lesser estimated amounts related to the Company's deferred regulatory assets.

      There is a high degree of uncertainty that surrounds stranded-cost estimates, resulting from having to rely on projections and assumptions about future conditions, including, among others, estimates of the future market for power. Higher market rates lower stranded cost exposure, while lower market rates increase it. In addition to market-related impacts, any estimate of the ultimate level of strandable costs depends on state and federal regulations; the extent, timing and form that competition for electric service will take; the ongoing level of the Company's costs of operations; regional and national economic conditions; growth of the Company's sales; the timing of any changes that may occur from state and federal initiatives on restructuring; and the extent to which regulatory policies ultimately address recovery of strandable costs.

      The estimated market rate for power is based on anticipated regional market conditions and future costs of producing power. The present value of future purchased-power obligations and the Company's generating costs reflects the underlying costs of those sources of generation in place today, with reductions for contract expirations and continuing depreciation. Deferred regulatory asset totals include the current uncollected balances and existing amortization schedules for purchased-power contract restructuring and buyouts negotiated by the Company to lessen the impact of these obligations, along with energy management costs, financing costs, and other regulatory commitments.

Restructuring Legislation and MPUC Proceeding. The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a
"reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigatable costs made unrecoverable as a result of the restructuring required by the legislation and would be determined by the MPUC as provided in the legislation. The MPUC must conduct separate adjudicatory proceedings to determine the stranded costs for each utility and the corresponding revenue requirements and stranded-cost charges to be charged by each transmission-and-distribution utility. Those proceedings must be completed by July 1, 1999. The MPUC has initiated the proceeding that will determine the Company's stranded costs, corresponding revenue requirements and stranded-cost charges to be charged by it when it becomes a transmission-and-distribution utility and has scheduled completion of the proceeding for the second half of 1998. On December 5, 1997, the Company filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an updated estimate of its strandable costs, which are to be defined by the MPUC later in the proceeding. The Company estimated its strandable costs at approximately $1.3 billion and explained the assumptions underlying the estimate. The estimate was developed without consideration of the Company's own generating assets, most of which are under contract to be sold to FPL Group in 1998. The Company's strandable costs, therefore, should be partially mitigated by the results of the sale. In its estimate of strandable costs the Company used a methodology consistent with one used earlier by the MPUC. The Company cannot predict the results of the proceeding.

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

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. However, the MPUC can require the Company to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. As discussed above under "Agreement for Sale of Company's Generating Assets," the Company has contracted to sell its non-nuclear generating assets and is seeking regulatory approvals for the sale. The bill also requires investor-owned utilities, after February 28, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain minor exceptions.

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

The  Company has stated that it supports  the  legislation  ultimately  enacted, which reflects protracted negotiations and compromises among the interested constituencies, and is evaluating means of mitigating its strandable costs. The Company believes, however, that some of the limitations imposed on transmission-and-distribution utilities in the legislation are unnecessary and inappropriate in the contemplated competitive environment.

Proposed Formation of Holding Company

      To prepare further for the restructured electric utility industry contemplated by the legislation, on December 8, 1997, the Company filed an application with the MPUC for authorization to create a holding company that would have as subsidiaries the Company, the Company's existing non-utility subsidiaries and other entities. The Company believes that a holding company structure will facilitate the Company's transition to a partially deregulated electricity market that is scheduled to open access to electricity for Maine consumers beginning on March 1, 2000. Competing as an electric energy provider in that market as of that date will require the creation of an energy company that is legally separate from the Company. The Company also proposed the creation of an affiliated energy marketing affiliate in the MPUC filing.

      The Company's application to the MPUC also requested approval of the creation of a limited liability company in which a proposed new subsidiary of the holding company would hold a fifty percent member-ship interest to participate in the natural gas distribution business in Maine, with the remaining fifty percent interest being held by New York State Electric & Gas Corporation ("NYSEG") or its affiliate. For further discussion of the NYSEG joint venture, see "Expansion of Lines of Business," below.

      The proposed holding company formation must also be approved by federal regulators, including the Securities and Exchange Commission and the FERC, and by the holders of the Company's common stock and 6% Preferred Stock. The Company is taking steps to pursue these approvals, but cannot predict the outcome.

Expansion of Lines of Business

      The Company is preparing for competition by expanding its business opportunities through subsidiaries that capitalize on core competencies. One subsidiary, MaineCom Services, arranges fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned credit and collections subsidiary. Another wholly-owned subsidiary, CMP International Consultants, provides utility consulting (domestic and international) and research, and engineering and environmental services. The 100-percent owned Union Water Power Company provides management of rivers and recreational facilities, locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, and utility construction services. The subsidiaries often utilize skills of former Company employees and regularly compete for business with other companies. In addition, a division of the Company is focusing on retail competition by developing effective marketing techniques and energy-efficient services and products.

As noted above, the Company and NYSEG have signed a joint-venture agreement to distribute natural gas to many Maine communities that are not currently served with that fuel. The Company and NYSEG propose to offer natural-gas service in five areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Rumford and Waterville areas. None of the 60 towns in those areas currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas, after receipt of additional regulatory approvals, through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by the Company and MEPCO under agreements entered into on March 16, 1998. On March 9, 1998, the MPUC gave preliminary approval to the Company-NYSEG proposal, subject to final approval after submission of detailed plans on financing, construction, and other matters. Competing applications to serve some of the areas have been filed. The Company cannot predict the outcome of the MPUC proceeding. The Company will continue to evaluate the opportunity to be a provider of natural gas to Maine customers, and the economics thereof, including monitoring progress of the planned pipelines, competitive considerations and relevant regulatory decisions.

FiveCom  LLC  ("FiveCom"),   a   majority-owned   subsidiary  of  the  Company's
wholly-owned MaineCom Services, is building a fiber-optic cable network connecting cities in New England and plans to sell capacity on the network to telephone companies, Internet providers, and other telecommunications businesses. FiveCom has used transmission-line corridors owned by the Company, and a substantial part of the expanded network in Connecticut and Massachusetts will occupy utility corridors of Northeast Utilities, which owns a minority interest in FiveCom. The Company's equity investment in MaineCom Services at the end of 1997 was $15.9 million. In addition, the Company is providing up to $30 million to FiveCom through a loan arrangement for the development and construction of the expanded network, and for working capital. The Company believes there is a growing need for such a fiber-optic network in New England, but cannot predict the results of this venture.

Non-utility Generation

      After enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA") and companion legislation in Maine, the Company became an industry leader in developing supplies of energy from non-utility generators ("NUGs"), including cogeneration plants and small power producers. These sources supplied 3.6 billion kilowatt-hours of electricity to the Company in 1997, representing 35 percent of total generation, an increase from 32 percent in 1996. The Company's contracts with non-utility generators, however, which were entered into pursuant to the mandates of PURPA and vigorous state implementation of its policies contributed the largest part of the Company's increased costs and resulting rate increases in the years immediately prior to implementation of the ARP in 1995, and constitute the largest part of the Company's strandable costs.

      PURPA provided substantial economic incentives to NUGs by allowing cogenerators and small power producers to sell their entire electrical output to an electric utility at the utility's avoided-cost rate, which has often been substantially higher than market rates, while purchasing their own electric energy requirements of the utility's established rate for that customer class. Thus the Company in a number of cases has been required to pay a higher price for energy purchased from a NUG than the NUG, which in some cases is a large customer of the Company, has paid the Company for the NUG's energy requirements. In addition, prices paid by the Company under NUG contracts have often been well above current wholesale market prices. On October 31, 1997, a contract with a major NUG supplier expired, which will result in an annual cost reduction of approximately $25 million for the Company, commencing November 1, 1997.

      In accordance with prior MPUC policy and the ARP, $93 million of buyout or restructuring costs since January 1992 have been included in Deferred Charges and Other Assets on the Company's balance sheet and will be amortized over their respective fuel savings periods. The Company will continue to seek opportunities to reduce its NUG costs, but cannot predict what level of additional savings it will be able to achieve. The Company offered to sell its NUG power entitlements as part of the auction of its generating assets, but the offer attracted insufficient interest to be included in its pending sale.

Permanent Shutdown of Maine Yankee Plant

      On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 and its Current Reports on Form 8-K dated May 15, 1997 and August 1, 1997, and reported in more condensed form below, the Plant experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

      Recent Operating History. The Plant provided reliable and low-cost power from the time it commenced operations in late 1972 to 1995. Beginning in early 1995, however, Maine Yankee encountered various operational and regulatory difficulties with the Plant. In 1995, the Plant was shut down for almost the entire year to repair a large number of steam generator tubes that were exhibiting defects. Shortly before the Plant was to go back on-line in December 1995, a group with a history of opposing nuclear power released an undated, unsigned, anonymous letter alleging that in 1988 Yankee Atomic (then an affiliated consultant of Maine Yankee) and Maine Yankee had used the results of a faulty computer code as a basis to apply to the NRC for an increase in the Plant's power output. In response to the allegation, on January 3, 1996, the NRC issued a Confirmatory Order that restricted the Plant to 90 percent of its licensed thermal operation level, which restriction was still in effect when the Plant was permanently shut down.

      As a result of the controversy associated with the allegations, the NRC, at the request of the Governor of Maine, conducted an intensive Independent Safety Assessment ("ISA") of the Plant in the summer and fall of 1996. On October 7, 1996, the NRC issued its ISA report, which found that while the Plant had been operated safely and could continue to operate, there were weaknesses that needed to be addressed, which would require substantial additional spending by Maine Yankee. On December 10, 1996, Maine Yankee responded to the ISA report, acknowledged many of the weaknesses, and committed to revising its operations and procedures to address the NRC's criticisms.

      Another result of the controversy associated with the allegations was an investigation of Maine Yankee initiated by the NRC's Office of Investigations ("OI"), which, in turn, referred certain issues to the United States Department of Justice ("DOJ") for possible criminal prosecution. Subsequently, on September 27, 1997, the DOJ, through the United States Attorney for Maine, announced that its review had revealed insufficient grounds for criminal prosecution. The Company believes that the OI investigation, however, could ultimately result in the imposition of civil penalties, including fines, on Maine Yankee and expects resolution of outstanding NRC enforcement action in 1998.

      In 1996 the Plant was generally in operation at the 90-percent level from late January to early December, except for a two-month outage from mid-July to mid-September. The Plant was shut down again on December 6, 1996, to address several concerns, and has not operated since then. The precipitating event causing the shutdown was the need to evaluate and resolve cable-separation compliance issues, and on December 18, 1996, the NRC issued a Confirmatory Action Letter requiring the Plant to remain shut down until Maine Yankee's plan for resolving the cable-separation issues was accepted by the NRC. Subsequently, Maine Yankee uncovered additional issues, including among others the possibility of having to replace defective fuel assemblies, address additional cable-separation issues, and determine the condition of the Plant's steam generators, which contributed to further operational uncertainty. On January 29, 1997, the Plant was placed on the NRC's Watch List, and on January 30, 1997, the NRC issued a supplemental Confirmatory Action Letter requiring the resolution of additional concerns before the Plant could be restarted.

      In December 1996 Maine Yankee requested proposals from several utilities with large and successful nuclear programs to provide a management team, and ultimately contracted with Entergy Nuclear, Inc., effective February 13, 1997, for management services that included providing a new president and regulatory compliance officer. The Entergy-provided management team made progress in addressing technical issues, but a number of operational and regulatory uncertainties remained. On May 27, 1997, the Board of Directors of Maine Yankee voted to minimize spending while preserving the options of restarting the Plant or conveying ownership interests to a third party. After unsuccessful negotiations with one prospective purchaser, Maine Yankee found no other interest in purchasing the Plant and, based on its economic analysis, closed the Plant permanently.

      As required by the NRC, on August 7, 1997, Maine Yankee certified to the NRC that Maine Yankee had permanently ceased operations and that all fuel assemblies had been permanently removed from the Plant's reactor vessel. On August 27, 1997, Maine Yankee filed the required Post-Shutdown Activities Report with the NRC, describing its planned post-shutdown activities and a proposed schedule.

      Costs. The Company has been incurring substantial costs in connection with its 38-percent share of Maine Yankee costs, as well as additional costs for replacement power while the Plant has been out of service. For the twelve months ended December 31, 1997, such costs amounted to approximately $132.3 million for the Company: $72.8 million due to basic operations and maintenance costs, $54.0 million due to replacement power costs and $5.5 million associated with incremental costs of operations and maintenance. The Maine Yankee Board's decision to close the Plant mitigated the costs the Company would otherwise have incurred in 1997 through a phasing down of Maine Yankee's operations and maintenance costs, with Maine Yankee's workforce having been reduced from approximately 475 to 214 employees as of December 31, 1997, and further reductions planned, but did not reduce the need to buy replacement energy and capacity. The amount of costs for replacement energy and capacity varies based on the Company's power requirements and market conditions, but the Company expects such costs to be within a range of approximately $5.0 million to $5.5 million per month during 1998, based on current energy and capacity needs and market conditions. Under the electric utility restructuring legislation enacted by the Maine Legislature in May 1997 discussed above, the Company's obligations to provide replacement power will terminate on March 1, 2000, along with its other power-supply obligations. The impact of the nuclear-related costs on the Company was the major obstacle to achieving satisfactory results in 1997, despite the approximately $75 million in annual Maine Yankee-related costs embedded in the current determination of the Company's required revenues for ratemaking purposes and despite success in controlling other operating costs. See "Financial Results," above.

      The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $29.8 million as of December 31, 1997, and under Maine Yankee's Power Contracts and Additional Power Contracts, the Company is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for an estimated total cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. Through December 31, 1997, Maine Yankee had collected approximately $199.5 million for its decommissioning obligations.

      On November 6, 1997, Maine Yankee submitted the new estimate to the FERC as part of a rate case reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. If the FERC accepts the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. Several interested parties have intervened in the FERC proceeding, including the MPUC.

      On  September  1,  1997,  Maine  Yankee  estimated  the sum of the  future payments  for  the  closing,  decommissioning  and  recovery  of  the  remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38-percent share would be approximately $353 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and as of December 31, 1997, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $329 million, which is the $353 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

      Management Audit. On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company believes the report's negative conclusions are unfounded and may be contradictory. The Company has been charging its share of the Maine Yankee expenses to income, and believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Maine Yankee initiated a legal challenge to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC and that the MPUC investigation is therefore barred on constitutional grounds. The Company filed a similar legal challenge on the same day. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC is participating, while indicating that its consultant would continue its extended review. Based on preliminary indications from the consultant, the Company expects the report on the extended review to call for additional disallowances, which Maine Yankee has said it expects to contest vigorously.

      Maine Yankee Debt Restructuring and FERC Rate Proceeding. Maine Yankee entered into agreements in August 1997 with the holders of its outstanding First Mortgage Bonds and its lender banks (the "Standstill Agreements") under which the bondholders and banks agreed that they would not assert that the August 1997 voluntary permanent shutdown of the Plant constituted a covenant violation under Maine Yankee's First Mortgage Indenture or its two bank credit agreements. The parties also agreed in the Standstill Agreements to maintain Maine Yankee's bank borrowings at a level below that of the prior aggregate bank commitments, which level Maine Yankee considered adequate for its foreseeable needs. The Standstill Agreements, as extended in October 1997, were to terminate on January 15, 1998, by which date Maine Yankee was to have reached agreement on restructured debt arrangements reflecting its decommissioning status. Maine Yankee's rate filing with the FERC reflected the Plant's decommissioning status and requested an effective date of January 15, 1998, for the amendments to Maine Yankee's Power Contracts and Additional Power Contracts, which revise Maine Yankee's wholesale rates and clarify and confirm the obligations of Maine Yankee's sponsors to continue to pay their shares of Maine Yankee's costs during the decommissioning period.

      On January 14, 1998, the FERC issued an "Order Accepting for Filing and Suspending Power Sales Contract Amendment, and Establishing Hearing Procedures" (the "FERC Order") in which the FERC accepted for filing the rates associated with the amended Power Contracts and made them effective January 15, 1998, subject to refund. The FERC also granted intervention requests, including among others those of the MPUC, Maine Yankee's largest bondholder, and two of its lender banks, denied the request of an intervenor group to summarily dismiss part of the filing, and ordered that a public hearing be held concerning the prudence of Maine Yankee's decision to shut down the Plant and on the justness and reasonableness of Maine Yankee's proposed rate amendments. The Company expects the prudence issue to be pursued vigorously by several intervenors, including among others the MPUC, which stayed its own prudence investigation pending the outcome of the FERC proceeding after the jurisdictional challenge by Maine Yankee and the Company discussed above. The hearing in the FERC rate proceeding is scheduled to begin on December 1, 1998. The Company cannot predict the outcome of the FERC proceeding.

      On January 15, 1998, Maine Yankee, its bondholders and lender banks revised the Standstill Agreements and extended their term to April 15, 1998, subject to satisfying certain milestone obligations during the term of the extension. One such obligation was that Maine Yankee must have accepted, by February 12, 1998, an underwritten commitment to refinance its bonds and bank debt, subject only to closing conditions reasonably capable of being satisfied by April 15, 1998, and reasonably satisfactory to the bondholders and banks. Maine Yankee accepted such a commitment prior to the deadline, received regulatory approval of the refinancing on March 9, 1998, and is negotiating final loan documentation and preparing for a closing before April 15. The proposed refinancing consists of an extendible three-year bank credit facility and an eight-year term loan facility.

      Other Maine Yankee Shareholders: Higher nuclear-related costs are also affecting other stockholders of Maine Yankee in varying degrees. Bangor
Hydro-Electric   Company,  a  Maine-based  7  percent  stockholder,   cited  its
"deteriorating" financial condition, suspended its common stock dividend, and eventually obtained rate relief. Maine Public Service Company, a 5 percent stockholder, cited problems in satisfying financial covenants in loan documents, reduced its common stock dividend substantially in early March 1997 and obtained rate relief. Northeast Utilities (20 percent stockholder through three subsidiaries), which is also adversely affected by the substantial additional costs associated with the three shut-down Millstone nuclear units and the permanently shut-down Connecticut Yankee unit, as well as significant regulatory issues in Connecticut and New Hampshire, has implemented an indefinite suspension of its quarterly common stock dividends. Largely as a result of nuclear-related costs, Northeast Utilities reported a loss of $135 million for 1997 and continues to experience difficulty in satisfying loan covenants. A default by a Maine Yankee stockholder in making payments under its Power
Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default, and would constitute a default under Maine Yankee's bond indenture and its two major credit agreements unless cured within applicable grace periods by the defaulting stockholder or other stockholders. The Company cannot predict, however, what effect, if any, the financial difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

Financing and Related Considerations

      Financing Activity. During 1997 the Company issued no notes under its Medium-Term Note program. Notes in the amount of $25 million matured during the year, reducing the total of outstanding Medium-Term Notes at the end of 1997 to $43 million from $68 million at the end of 1996.

      On February 24, 1998, the Company issued a two year 6.38% Medium-Term Note in the principal amount of $30 million, and on March 20, 1998, issued 18-month 6.35% Medium-Term Notes in the aggregate principal amount of $30 million, raising the total outstanding to $103 million.

      The Company's Articles of Incorporation limit the amount of unsecured indebtedness the Company may incur without the consent of the holders of the Company's preferred stock to 20 percent of the Company's total capitalization. At the end of 1997, 20 percent of such capitalization amounted to $211 million. In 1989 holders of the Company's preferred stock consented to the issuance of unsecured Medium-Term Notes in an aggregate principal amount of up to $150 million outstanding at any one time, so such notes up to that amount were not included in the 20-percent limitation. At its annual meeting of stockholders on May 15, 1997, however, the Company obtained the consent of the holders of its preferred stock to issue an additional $350 million of Medium-Term Notes, up to $500 million outstanding at any one time, in order to increase its financing flexibility in anticipation of industry restructuring and increased competition.

      To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement has two credit facilities: a $75 million, 364-day revolving credit facility that currently matures on October 21, 1998, and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Both credit facilities require annual fees on the total credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded, as a result of downgrading of the Company's credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had $60 million outstanding as of December 31, 1997, under the 364-day revolving credit facility, all of which had been paid as of March 25, 1998.

      On February 26, 1998, the Company called for redemption on March 30, 1998, all of the outstanding $11 million principal amount of its General and Refunding Mortgage Bonds, Series N 8.50% Due 2001, at a redemption price equal to their principal amount plus accrued interest to the date fixed for redemption. On the same day the Company also called for redemption on March 30, 1998, all of the outstanding $50 million principal amount of its General and Refunding Mortgage Bonds, Series R 7-7/8% Due 2023, also at a redemption price equal to their principal amount plus accrued interest. The bond redemptions are being funded from the approximately $61.7 million on deposit with the trustee under the renewal and replacement fund and release provisions of the Company's General and Refunding Mortgage Indenture. On February 27, 1998, the Company called for redemption on April 1, 1998, all of the outstanding 300,000 shares of its Preferred Stock 7-7/8% Series at a redemption price of $100 per share. No accrued dividends are being paid on the preferred stock since the redemption date is a regular dividend payment date.

      Securities Ratings. On February 20, 1998, Duff & Phelps Credit Rating Co. ("D & P") reaffirmed and placed on Rating Watch - Up the debt ratings of the Company. On January 6, 1998, Standard & Poor's Corp. ("S & P") placed the Company's credit ratings on Credit Watch with positive implications. Also on January 6, 1998, Moody's Investors Service ("Moody's") confirmed the Company's senior secured debt rating, while also revising the rating outlook to stable from negative. The credit rating agencies' actions were in response to the Company's announcement of its agreement to sell its generation assets to FPL Group, Inc. and its plan for divestiture. Earlier, on May 1, 1997, Moody's had downgraded the Company's credit ratings of all classes of securities citing "adverse financial pressures linked to prolonged nuclear plant outages, especially at the Maine Yankee plant as well as uncertainty surrounding the timing and extent of recovery of the Company's sizable potential stranded costs." The current ratings assigned the Company's securities by the three major securities-rating agencies are shown below:

                   Mortgage         Unsecured        Commercial       Preferred
                     Bonds            Notes             Paper           Stock

S&P                 BB+               BB                B               B+
Moody's             Baa3              Ba1               P3              Ba1
D&P                 BBB-              BB+               D3              BB

Environmental Matters

      Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, noise and aesthetics, solid and hazardous waste and other environmental matters. Compliance with these laws and regulations impacts the manner and cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. These environmental regulations most significantly affect the Company's electric power generating facilities, which are to be sold to FPL Group, as discussed above. In addition, certain environmental proceedings under federal and state hazardous substance and hazardous waste regulations (such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA") and similar state statutes) are discussed below under Item 3, "Legal Proceedings" - "Legal and Environmental Matters." The Company estimates that its capital expenditures for improvements needed to comply with environmental laws and regulations were approximately $21.4 million for the five years from 1993 through 1997.

Employee Information

      A local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO) represents operating and maintenance employees in each of the Company's operating divisions, and certain office and clerical employees. At December 31, 1997, the Company had 1,677 full-time employees, of whom approximately 43 percent were represented by the union.

      In April 1995 the Company and the union agreed to a three-year labor contract extension that provided for an annual wage increase of 2 percent on May 1, 1995, 2 percent on May 1, 1996, and a reopening of wage negotiations for the year commencing May 1, 1997. The wage negotiations resulted in a general wage increase of 2.25 percent for the third year. The contract will expire on April 30, 1998, and negotiations for a new contract are in progress.

      On March 3, 1998, the Company and the Union reached agreement on a contract covering 158 employees in power-generation positions. This contract will be the same as the current agreement except that it provides for a 2.5 percent general wage increase effective March 1, 1998. The contract will expire on July 31, 1999 and, at the time of the closing of the generation-asset sale, is expected to be absorbed by FPL Group, along with most of the generation-related employees.

Item 2.   PROPERTIES.

Existing Facilities

      The electric properties of the Company form a single integrated system which is connected at 345 kilovolts and 115 kilovolts with the lines of Public Service Company of New Hampshire at the southerly end and at 115 kilovolts with Bangor Hydro-Electric Company at the northerly end of the Company's system. The Company's system is also connected with the system of The New Brunswick Power Corporation and with Bangor Hydro-Electric Company, in each case through the 345-kilovolt interconnection constructed by MEPCO, a 78 percent-owned subsidiary of the Company. At December 31, 1997, the Company had approximately 2,293 circuit-miles of overhead transmission lines, 19,514 pole-miles of overhead distribution lines and 1,384 miles of underground and submarine cable. The maximum one-hour firm system net peak load experienced by the Company during the summer of 1997 was approximately 1,337 megawatts on July 28, 1997. At the time of the annual peak, the Company's net capability was 1,825 megawatts, including 298 megawatts of capability from the Maine Yankee Plant. After the loss of Maine Yankee capability, the Company entered into replacement contractual purchases resulting in a net capability of 1,680 megawatts. In December 1997, at the time of the winter peak of 1,322 megawatts, the Company's net capability, after further contractual purchases, was 1,806 megawatts.

      The Company operates 32 hydroelectric generating stations, of which 31 are owned fully by the Company, with an estimated net capability of 373 megawatts, and it purchases an additional 74 megawatts of non-utility hydroelectric generation in Maine. The Company also operates two oil-fired steam-electric generating stations, William F. Wyman Station in Yarmouth, Maine and Mason Station in Wiscasset, Maine. The Company's share of William F. Wyman Station has an estimated net capability of 594 megawatts. Mason Station has five units totaling 145 megawatts although two of the units are retired. The oil-fired stations are located on tidewater, permitting waterborne delivery of fuel. The Company also has internal combustion generating facilities with an estimated aggregate net capability of 42 megawatts. These facilities are included in the pending sale of the Company's generating assets to FPL Group.

      The Company has ownership interests in five nuclear generating plants in New England. The largest is a 38-percent interest in Maine Yankee Atomic Power Company ("Maine Yankee") which, as discussed above, has permanently shut down its plant in Wiscasset, Maine. In addition, the Company owns a 9.5 percent interest in Yankee Atomic Electric Company ("Yankee Atomic"), discussed below, which has permanently shut down its plant located in Rowe, Massachusetts, a 6 percent interest in Connecticut Yankee Atomic Power Company ("Connecticut Yankee"), discussed below, which has permanently shut down its plant in Haddam, Connecticut, and a 4 percent interest in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"), which owns an operating plant in Vernon, Vermont (collectively, with Maine Yankee, the "Yankee Companies"). In addition to the four Yankee Companies, pursuant to a joint ownership agreement, the Company has a 2.5 percent direct ownership interest in the Millstone 3 nuclear unit
("Millstone 3") in Waterford, Connecticut, which has been off-line for regulatory reasons since March 31, 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.




                              Maine               Yankee              Connecticut             Vermont          Millstone
                              Yankee              Atomic                  Yankee              Yankee              Unit 3
                              ------              ------        ----      -------             ------       ---    ------

Ownership Share                38%                 9.5%                   6%                     4%                2.5%

Operating Status        Permanently shut    Permanently shut       Permanently shut down    Operating        Currently
                        down August 6,      down February 26,      December 4, 1996                          off-line since
                        1997                1992                                                             March 31, 1996

Location                Wiscasset, Maine    Rowe, Massachusetts    Haddam, Connecticut      Vernon, Vermont  Waterford,
                                                                                                             Connecticut

Capacity Share          N/A                 N/A                    N/A                      19 MW            29 MW

Equity Interest at
December 31, 1997
                        $29.8 Million       $2.2 Million           $6.6 Million             $2.1 Million     N/A

      Maine Yankee. In August 1997, the Board of Directors of Maine Yankee Atomic Power Company voted to permanently shut down and decommission the Maine Yankee plant. The Plant experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. For a detailed discussion of the issues relating to the Maine Yankee Plant, see Item 1 "Business" "Permanent Shutdown of the Maine Yankee Plant," above.

      Connecticut   Yankee.   In  December  1996,  the  Board  of  Directors  of
Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant for economic reasons, and to decommission the plant. An economic analysis conducted by Connecticut Yankee estimated that the early closing of the plant would save over $100 million (net present value) over its remaining license life to the year 2007, compared with the costs of continued operation. The plant did not operate after July 22, 1996. The Company estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant to be approximately $36.9 million and has recorded a corresponding regulatory asset and liability on the consolidated balance sheet. The Company is currently recovering through rates an amount adequate to recover these expenses.

      Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. The Company estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $13.1 million. This estimate has been recorded by the Company as a regulatory asset and a liability on the Company's balance sheet. As part of the MPUC's decision in the Company's 1993 base-rate case, the Company's current share of costs related to the deactivation of Yankee Atomic is being recovered through rates.

     Vermont Yankee. The Vermont Yankee plant is an operating unit. Its NRC operating license is scheduled to expire in the year 2012.

      Millstone Unit 3. Pursuant to a joint ownership agreement, the Company has a 2.5 percent direct ownership interest in the Millstone 3 nuclear unit in Waterford, Connecticut, which is operated by Northeast Utilities. This facility has been off-line for regulatory reasons since March 31, 1996, due to NRC concerns regarding license requirements. Millstone Unit No. 3, along with two other units at the same site owned by Northeast Utilities, is on the NRC's "watch list" in "Category 3," which requires formal NRC action before the unit can be restarted. The Company cannot predict when it will return to service.

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

      MEPCO - MEPCO owns and operates a 345-kilovolt transmission interconnection, completed in 1971, extending from the Company's substation at Wiscasset to the Canadian border where it connects with a line of The New Brunswick Power Corporation ("NB Power") under an interconnection agreement. MEPCO transmits power between NB Power and various New England utilities pursuant to MEPCO's Open Access Transmission Tariff.

      New England Power Pool - NEPOOL, of which the Company is a member, contracted in connection with its Hydro-Quebec projects to purchase power from Hydro-Quebec. The contracts entitle the Company to 44.5 megawatts of capacity credit in the winter and 127.25 megawatts of capacity credit during the summer. The Company also entered into facilities-support agreements for its share of the related transmission facilities, with its share of the support responsibility and of associated benefits being approximately 7 percent of the totals. The Company is making facilities-support payments on approximately $27.1 million, its share of the construction cost for the transmission facilities incurred through December 31, 1997.

      Maine Yankee Decommissioning - On November 6, 1997, Maine Yankee submitted a new decommissioning cost estimate to the FERC as part of a rate case reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. If the FERC accepts the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. Several interested parties have intervened in the FERC proceeding, including state regulators. The Company cannot predict the result of the FERC case. The market value of Maine Yankee's accumulated decommissioning fund was $199.5 million (including interest earned) as of December 31, 1997.

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

      The states of Maine, Texas and Vermont have been pursuing the implementation of a compact for the disposal of low-level waste at a site in Texas. The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to the Company by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. The Maine Low-Level Radioactive Waste Authority suspended its search for a suitable disposal site in Maine and ceased operations in 1994.

      The compact is before the Congress for ratification and was approved by the House of Representatives in October 1997. The Senate deferred action on the bill until 1998. Since the Plant has permanently stopped operating, the compact is less beneficial to Maine Yankee than it would have been if the Plant had remained in operation, due to the new schedule for Maine Yankee's shipments and the anticipated schedule for opening the Texas facility. The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals will be obtained, but Maine Yankee has stated that it intends to utilize its on-site storage facility as well as dispose of low-level waste at the South Carolina site or other available sites in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

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

      In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities mentioned above carry additional nuclear property-damage insurance. This additional insurance is provided from commercial sources and from the nuclear electric utility industry's insurance company through a combination of current premiums and retrospective premium adjustments. Based on current premiums and the Company's indirect and direct ownership in nuclear generating facilities, this adjustment could range up to approximately $3.6 million annually.

Construction Program

      The Company's plans for improvements and expansion of its facilities are under continuing review. Actual construction expenditures depend on the availability of capital and other resources, load forecasts, customer growth, general business conditions, and, starting in 1998, the consummation of the sale of its generating assets. Recent economic and regulatory considerations have led the Company to hold its planned 1998 capital investment outlays, including deferred demand-side management expenditures, to minimum levels. During the five-year period ended December 31, 1997, the Company's construction and acquisition expenditures amounted to $231.8 million (including investment in jointly-owned projects and excluding MEPCO). The program is currently estimated at approximately $56 million for 1998 and $219 million for 1999 through 2002.

      The   following   table  sets  forth  the  Company's   estimated   capital
expenditures as discussed above, assuming completion of the generation asset sale in the fall of 1998:

                                                  1999-
                                         1998     2002      Total
Type of Facilities                         (Dollars in Millions)

Generating Projects                      $ 5     $   0     $   5
Transmission                               3        14        17
Distribution                              31       131       162
General facilities and Other              17        74        91
                                          --        --        --
Total                                    $56      $219      $275
                                         ===       ===      ====

Demand-side Management

      The Company's demand-side-management initiatives have included programs aimed at residential, commercial and industrial customers. Among the residential efforts have been programs that offer free or low-cost weatherization, water heater wraps and energy-efficient light bulbs. Among the commercial and industrial efforts, in addition to operating programs that offer energy-efficient lighting products and water-heater wraps, the Company has provided incentives to customers who install conservation measures of any kind that increase the efficiency of the use of electricity.

NEPOOL

      The Company is a member of the New England Power Pool (NEPOOL), which is open to all investor-owned, municipal and cooperative electric utilities in New England under a 1971 agreement that provides for coordinated planning and operation of approximately 99 percent of the electric power production, purchases and transmission in New England. The NEPOOL Agreement, which was recently revised to comply with the new regulatory requirements discussed in the three succeeding paragraphs, imposes obligations concerning generating capacity reserve and the use of major transmission lines, and provides for central dispatch of the region's facilities.

      On April 24, 1996, the FERC issued Order No. 888, which requires all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file open access non-discriminatory transmission tariffs that offer both load-based, network and contract-based, point-to-point service, including ancillary service to eligible customers containing minimum terms and conditions of non-discriminatory service. This service must be comparable to the service they provide themselves at the wholesale level; in fact, these utilities must themselves take the wholesale transmission service they provide under the filed tariffs. The order also permits public utilities and transmitting utilities the opportunity to recover legitimate, prudent and verifiable wholesale stranded costs associated with providing open access and certain other transmission services. It further requires public utilities to functionally separate transmission from generation marketing functions and communications. The intent of this order is to promote the transition of the electric utility industry to open competition. Order No. 888 also clarifies federal and state jurisdiction over transmission in interstate commerce and local distribution and provides for deference of certain issues to state recommendations.

      On July 9, 1996, the Company and MEPCO submitted compliance filings to meet the new pro forma tariff non-price minimum terms and conditions of non-discriminatory transmission service. Since then, the Company and MEPCO have made additional filings reviving their tariffs in response to subsequent FERC Orders. In addition, on February 21, 1997, the Company filed a revised tariff to comport with the NEPOOL Open Access Transmission Tariff. Since July 9, 1997, the Company and MEPCO have been transmitting energy pursuant to their filed tariffs, subject to refund. FERC subsequently issued Orders No. 888-A and 888-B which generally reaffirm Order No. 888 and clarify certain terms.

      On April 24, 1996, FERC also issued Order No. 889, which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System ("OASIS"). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information. The Company participated in efforts to develop a regional OASIS for New England, which became operational January 3, 1997. FERC has also approved a New England Power Pool-wide Open Access Tariff, subject to refund and issuance of further orders. The Company participated in revising the New England Power Pool Agreement to comply with the new regulatory requirements. The revised agreement is pending FERC approval.

Fuel Supply

      The Company's total kilowatt-hour production by energy source for each of the last two years and as estimated for 1998, assuming completion of the generation asset sale in the fall of 1998, is shown below.

                                Actual               Estimated
Source                     1997          1996           1998
------                     ----          ----           ----
Nuclear                       2%          19%             2%
Hydro                        16           17             12
Oil                          35           16             14
Non-utility                  35           32             34
Other purchases              10           14             28
Biomass                       2            2              2
  FPL-Hydro Buyback           -            -              4
  FPL-Oil Buyback             -            -              4
                            ---          ---            ---
                            100%         100%           100%
                            ---          ---            ---

      The 1998 estimated kilowatt-hour output from oil and purchased power may vary depending upon the relative costs of Company-generated power and power purchased through independent producers and other sources.

     Oil. The Company's William F. Wyman Station in Yarmouth, Maine, and its internal combustion electric generating units are oil-fired. The Company's last contract for the supply of fuel oil requirements at market prices was allowed to expire in 1993. Since then the Company has been purchasing its fuel-oil requirements on the open market.

      The average cost per barrel of fuel oil purchased by the Company during the five calendar years commencing with 1993 was $13.12, $12.93, $16.16, $18.18 and $17.04, respectively. A substantial portion of the fuel oil burned by the Company and the other member utilities of NEPOOL is imported. The availability and cost of oil to the Company, both under contract and in the open market, could be adversely affected by policies and events in oil-producing nations and other factors affecting world supplies and domestic governmental action.

      Maine Yankee Spent Fuel. Like other nuclear plant operators, Maine Yankee entered into a contract with the United States Department of Energy ("DOE") for disposal of its spent nuclear fuel, as required by the Nuclear Waste Policy Act of 1982, pursuant to which a fee of one dollar per megawatt-hour was assessed against net generation of electricity and paid to the DOE quarterly. Under this Act, the DOE was given the responsibility for disposal of spent nuclear fuel produced in private nuclear reactors. In addition, Maine Yankee is obligated to make a payment with respect to generation prior to April 7, 1983 (the date current DOE assessments began). Maine Yankee elected under terms of this contract to make a single payment of this obligation prior to the first delivery of spent fuel to DOE, which was scheduled to begin by January 31, 1998. The payment would consist of $50.4 million (all of which Maine Yankee previously collected from its customers, but for which a reserve was not funded), which is the approximate one-time fee charge, plus interest accrued at the 13-week Treasury Bill rate compounded on a quarterly basis from April 7, 1983, through the date of the actual payment. Current costs incurred by Maine Yankee under this contract are recoverable under the terms of its Power Contracts with its sponsoring utilities, including the Company. Maine Yankee has accrued and billed $76.2 million of interest cost for the period April 7, 1983, through December 31, 1997.

      Maine Yankee has formed a trust to provide for payment of its long-term spent fuel obligation, and is funding the trust with deposits at least semiannually which began in 1985, with currently projected annual deposits of approximately $2.1 million through December 1999. Deposits are expected to total approximately $74.6 million, with the total liability, including interest due at the time of disposal, estimated to be approximately $139.9 million at December 31, 1999. Maine Yankee estimates that trust fund deposits plus estimated earnings will meet this total liability if funding continues without material changes.

      Maine Yankee's spent fuel is currently stored in the spent fuel pool at the Plant site. Federal legislation enacted in December 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provided for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandoned plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. The DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

      On April 15, 1997, the United States Senate approved the "Nuclear Waste Policy Act of 1997" (S. 104), which would reform the federal policy for managing spent nuclear fuel and instruct the DOE to develop an integrated management system, including a central storage facility, for such fuel. The bill would require the DOE to accept such nuclear fuel from commercial nuclear power plants and would establish a licensing process that would result in the storage of such fuel at a central federal facility beginning no later than June 30, 2003, if all the necessary approvals are obtained. The DOE would also be required to continue site characterization work at Yucca Mountain as a permanent disposal site. On October 30, 1997, the House of Representatives approved a bill (H.R. 1270) with generally similar objectives. Action to resolve the differences in the two bills was deferred to 1998.

      In June 1994, several nuclear utilities other than Maine Yankee filed suit against the DOE. The utilities sought a declaration from the United States Court of Appeals for the District of Columbia that the Nuclear Waste Policy Act of 1982 required the DOE to take responsibility for spent nuclear fuel in 1998. On July 23, 1996, the court held that the DOE is obligated "to start disposing of [spent nuclear fuel] no later than January 31, 1998." The DOE did not appeal the decision, but announced in December 1996 that it anticipated it would be unable to start accepting spent nuclear fuel for disposal by January 31, 1998. A large number of nuclear utilities and state regulators filed a new lawsuit against the DOE in January 1997 seeking to force the DOE to honor its obligation to store spent nuclear fuel and seeking other appropriate relief. On November 14, 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed DOE's obligation. On February 19, 1998, Maine Yankee filed a petition in the same court seeking to compel the DOE to take Maine Yankee's spent fuel from the Plant site "as soon as physically possible," alleging that removing the spent fuel on the DOE's indicated schedule would delay the decommissioning of the Maine Yankee Plant indefinitely. The Company cannot predict the result of the proceeding.

Item 3.   LEGAL PROCEEDINGS.

Legal and Environmental Matters.

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

      On October 1, 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP"). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. This SOP has not had a material impact on the company's financial position or results of operations.

      The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. The Company cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At December 31, 1997, the liability recorded by the Company for its estimated environmental remediation costs amounted to $2.1 million, which management has determined to be the most probable amount within the range of $2.1 million to $8.0 million. Such costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

      Proposed Federal Income Tax Adjustments. On September 3, 1997, the Company received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of the Company's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, the Company received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of the Company's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the ARP effective January 1, 1995. The second major adjustment would disallow the Company's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by the Company in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through December 31, 1997, amounted to $13.1 million, or a decrease in net income of $7.8 million, and which could increase interest expense approximately $441,000 per month until either the tax deficiency is paid or the issues are resolved in favor of the Company, in which case no interest would be due. If the IRS were to prevail, the Company believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. The Company believes its tax treatment of the unresolved issues was proper and as a result the potential interest discussed above has not been accrued. On December 10, 1997, the Company filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. The Company plans to seek review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute can be resolved in advance of a court determination. Absent such a resolution, the Company plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

      Shareholder Suit. On September 25, 1997, a lawsuit was filed in the United States District Court for the Southern District of New York by a New Jersey resident claiming to be a shareholder of the Company against the current members of the Company's Board of Directors, including the President and Chief Executive Officer of the Company, and three former directors. The complaint contained a derivative claim that the defendants recklessly mismanaged the oversight and operation of the Maine Yankee Plant and an individual claim that the defendants failed to make timely and adequate disclosures of information in connection with issues surrounding the Plant. The complaint did not seek damages against the Company, but requested that the defendants disgorge the compensation they received during the period of alleged mismanagement, pay to the Company costs incurred allegedly as a result of the claimed actions, and cause the Company to take steps to prevent such actions.

      The defendants moved to dismiss the suit for failing to make a pre-suit demand, as required by Maine law, and on February 18, 1998, the suit was dismissed. The Company cannot predict whether a proper demand will be made and the suit refiled, but the Board and the Company believe such a suit is without merit.

      Maine Yankee Secondary Purchasers. Upon the permanent shutdown of the Maine Yankee Plant, 26 municipal and cooperative utilities (the "Secondary Purchasers") that had purchased Maine Yankee power under identical contracts with Maine Yankee's sponsors, including the Company, stopped making payments under their contracts, claiming that the decision to permanently close the Plant constituted a breach of those contracts. The Secondary Purchasers had contracted in 1971 for a total of 6.2847 percent of the output of the Plant, but only the two Secondary Purchasers from Maine contracted with the Maine sponsors, and one of the two has continued to pay its Maine Yankee obligations. Under its secondary contract the non-paying Maine Secondary Purchaser, Houlton Water Company, has a 0.4073-percent Maine Yankee payment obligation derived pro rata from the shares of the Company (76 percent), Bangor Hydro-Electric Company (14 percent) and Maine Public Service Company (10 percent). On December 15, 1997, the sponsors filed a Complaint with the FERC seeking to compel the Secondary Purchasers to pay their respective shares of Maine Yankee costs under the contracts and to modify the contracts to require such payments to continue past the present termination date of the contracts throughout the period of the Plant's decommissioning. The Secondary Purchasers are contesting the Complaint at FERC and on January 19, 1998, filed a motion with the Superior Court of Maine to compel arbitration of the contract disputes, which the sponsors are contesting. The Company believes the Secondary Purchasers are obligated to continue making payments under the contracts, but cannot predict the outcome of the proceedings.

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

          Name, Age, and Year
          First Became Officer                                    Office

David M. Jagger, 56, 1996       Chairman of the Board of Directors

Charles H. Abbott, 62, 1996     Vice Chairman of the Board of Directors

David T. Flanagan, 50, 1984     President and Chief Executive Officer

Arthur W. Adelberg, 46, 1985    Executive Vice President

David E. Marsh, 50, 1986        Chief Financial Officer

Sara J. Burns, 44, 1997         Chief Operating Officer, Distribution Services

Gerald C. Poulin, 56, 1984      Chief Operating Officer, Energy Services

Richard A. Crabtree, 51, 1978   Vice President, Retail Operations*

Michael R. Cutter, 44, 1997     Vice President, Operations Support

F. Michael McClain, 48, 1998    Vice President, Corporate Development

Curtis A. Mildner, 44, 1994     Vice President, Retail Marketing and Sales

Curtis I. Call, 44, 1997        Treasurer

Anne M. Pare, 44, 1996          Secretary and Clerk

Each of the executive officers has for the past five years been an officer or employee of the Company, except Messrs. Jagger and Abbott, who have been non-employee directors since 1988, and Mr. Mildner and Mr. McClain. Mr. Mildner joined the Company as Vice President, Marketing, on February 7, 1994. Prior to his employment by the Company, he had been employed since 1987 by Hussey Seating Company of Berwick, Maine, as Vice President, Marketing, and in related capacities. Mr. McClain joined the Company in his current capacity on February 23, 1998. Prior to his employment with the Company, he was Group Vice President and Chief Operating Officer, Petroleum Group, Dead River Company (1981-1996).

*Mr. Crabtree resigned from the position of Vice President, Retail Operations, effective May 1, 1997 and was elected President of MaineCom Services, a subsidiary of the Company.

                                     PART II

Item 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1997, there were 35,532 holders of record of the Company's common stock.

                  Price Range of and Dividends on Common Stock

                              Market Price          Dividends
                             High         Low        Declared
1997
First Quarter              $11 5/8       10 1/2       $0.225
Second Quarter              12 3/4       10            0.225
Third Quarter               13 9/16      12 1/16       0.225
Fourth Quarter              15 1/2       12 7/8        0.225


1996
First Quarter              $16 1/4      $13 1/4       $0.225
Second Quarter              14 1/2       12 1/4        0.225
Third Quarter               13 7/8       11 5/8        0.225
Fourth Quarter              12 3/8       11            0.225



      Under the most restrictive terms of the indenture securing the Company's General and Refunding Mortgage Bonds and of the Company's Articles of Incorporation, no dividend may be paid on the common stock of the Company if such dividend would reduce retained earnings below $29.6 million. At December 31, 1997, the Company's retained earnings were $48.2 million, of which $18.6 million was not so restricted. Future dividend decisions will be subject to future earnings levels and the financial condition of the Company and will reflect the evaluation by the Company's Board of Directors of then existing circumstances.

Item 6.   SELECTED FINANCIAL DATA.

      The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1993 through 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Items 7 and 8 hereof. The selected consolidated financial data for the years ended December 31, 1993 through 1997 are derived from the audited consolidated financial statements of the Company.



Selected Consolidated Financial Data

(Dollars in Thousands, Except Per Share Amounts)
                                          1997             1996             1995             1994            1993

Electric operating revenue             $  954,176       $  967,046       $  916,016       $  904,883      $  893,577
Net income (loss)                          13,422           60,229           37,980          (23,265)         61,302
Long-term obligations                     400,923          587,987          622,251          638,841         581,844
Redeemable preferred stock                 39,528           53,528           67,528           80,000          80,000
Total assets                            2,298,966        2,010,914        1,992,919        2,046,007       2,004,862
Earnings (loss) per common share
                                            $0.16            $1.57            $0.86           $(1.04)         $ 1.65
Dividends declared per common share

                                            $0.90            $0.90            $0.90            $0.90           $1.395

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

                       NOTE RE FORWARD-LOOKING STATEMENTS

      This Report on Form 10-K contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

      Factors that could cause actual results to differ materially include, among other matters, the permanent closure and decommissioning of the Maine Yankee nuclear generating plant and resulting regulatory proceedings; the actual costs of decommissioning the Maine Yankee plant; outages at the other generating units in which the Company holds interests; electric utility restructuring, including the ongoing state and federal activities; the results of the Company's planned sale of its generating assets; the Company's ability to recover its costs resulting from the January 1998 ice storms; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory treatment of stranded costs; the Company's investments in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities, and compliance with laws and regulations.

Overview

As in 1996, the Company experienced higher-than-normal operations costs in 1997 from its interest in nuclear generation, particularly its 38 percent interest in the now-closed Maine Yankee Plant, and incurred significant costs replacing their energy. Maine Yankee went off-line for repairs in December 1996. On August 6, 1997 the Maine Yankee Atomic Power Company Board of Directors voted unanimously to close the plant permanently for economic reasons. The Company incurred additional expenses of $46.0 million in 1997 to replace Maine Yankee energy and pay its share of increased repair and other operations at the plant. These costs were the major factor in the deterioration of the per-share earnings from $1.57 in 1996 to $0.16 in 1997. The Company expects its share of Maine Yankee costs to decrease by approximately $30.0 million in 1998 as the plant moves toward decommissioning. See "Permanent Shutdown of Maine Yankee Plant" below for further discussion. In addition, $5.0 million of increased expense over 1996 was incurred to replace energy for the Millstone Unit 3 plant in Connecticut, which was taken off-line for safety modifications and requires U.S. Nuclear Regulatory Commission approval to restart and the Connecticut Yankee Plant, closed permanently on December 4, 1996, and now being decommissioned.

The increased expenses could have a minor ratemaking impact. The Company's earnings level will trigger the sharing provision of the Alternative Rate Plan
(ARP). The ARP, which took effect January 1, 1995, with regulatory approval, provides for annual July 1 adjustments to price caps on the Company rates. The adjustments are keyed to prior-year inflation and to measures of utility performance.

Under the ARP, actual earnings for 1997 outside a bandwidth of 350 basis points, above or below the 10.55 percent rate of return allowance, triggers the profit sharing mechanism. A return below the low end of the range provides for additional revenue through rates equal to one-half of the difference between the actual earned rate of return, 1.04 percent in 1997, and the 7.05 percent (10.55
- 3.50) low end of the bandwidth. The Company remains committed nonetheless to its public pledge to hold price increases at or below the rate of inflation. In its annual ARP compliance filing in March 1998, the Company requested a price-cap increase of 1.8 percent consistent with that pledge, which includes only a small component related to earnings sharing.

The Company also plans to seek reimbursement for its costs of restoring service to its customers after the severe ice storm of January 7 through 9, 1998 and a second storm that struck part of the Company's service territory on January 24, 1998. The incremental costs of the repair efforts estimate is $60 to $65 million. Most of the expense was labor-related. The Company used hundreds of crews from out-of-state utilities, tree companies, and construction firms to repair unprecedented damage that included more than 2,500 broken utility poles. The two storms required more than 400,000 service restorations.

A January 15, 1998 order of the MPUC allowed the Company to defer such incremental costs on its books pending the Company's filing under the ARP, which allows the PUC to consider and provide recovery for costs of "extraordinary events" that have a significant impact on the utility and are not reflected in the general indexing formula. The Company's basic rates include a provision for "average" levels of tree trimming and outage repair as a normal cost of supplying service. The basic rates do not include rainy-day provisions for once-in-a-century-or-worse disasters like the January ice storms. The Company is pursuing available means of mitigating the cost impact of the storms, including any federal assistance that may be available.

CMP announced on January 6 that it had agreed to sell its hydro, oil-fired, and biomass generation to Florida-based FPL Group for $846 million. If the regulatory agencies approve the sale, approximately $500 million of the value received could be applied to CMP's estimated $1.3 billion of stranded costs or other obligations, reducing the amount of revenue that must be produced from each unit of kilowatt-hour sales to recover those costs. The asset sale was required by Maine's 1997 electric-restructuring law, which mandated retail competition in electricity in March 2000. The utility is still seeking buyers for its storage dams, non-utility-power contract energy, and its share of a regional transmission tie to Quebec.

The Company continues to face the challenges of competition and industry restructuring, and must achieve and maintain financial performance and resources commensurate with both the provision of service demanded by customers and the obligation to achieve competitive returns on investor capital.

Results of Operations

The Company generated net income of $13.4 million in 1997, compared to $60.2 million in 1996, and $38.0 million in 1995. Earnings applicable to common stock were $5.2 million in 1997 or $0.16 per share, compared to $50.8 million or $1.57 per share in 1996 and $27.8 million or $0.86 per share in 1995. Once again the replacement power and other costs related to the now-closed Maine Yankee nuclear plant were the main factors that eroded per-share earnings in 1997.

The Company  incurred  additional  expenses of $46.0  million in 1997 to replace
Maine Yankee energy and to pay its share of increased repair and other operations at the Plant. In addition, shutdowns at the Millstone Unit No. 3 and Connecticut Yankee Plants increased 1997 replacement-power cost by $5.0 million.

The Company's 1996 after-tax financial results benefited by approximately $15.3 million, or $0.47 per share, from non-recurring items related to settlement of federal income-tax issues, an extended outage at a non-utility generator under contract to sell energy to CMP, and other items not applicable to 1997.

Dividends declared per common share have remained at $0.90 on an annual basis for the three years ended December 31, 1997.

Revenues and Sales

Electric operating revenues decreased by $12.9 million or 1.3% to $954.2 million in 1997, and increased by $51.0 million or 5.6% to $967.0 million in 1996. Lower non-territorial energy sales - a consequence of Maine Yankees being off-line and reducing the Company's total energy supply - were the main factor in the revenue decline in 1997. However, service-area revenues did rise 2.2 percent to $890.2 million. The components of the change in electric operating revenues are as follows:

(Dollars in millions)                                      1997        1996
                                                           ----        ----
Revenues from Company service-area kilowatt-hour sales     $17.9      $15.0
Revenues from non-territorial sales                        (27.1)      33.4
Other Company operating revenues                            (1.5)       3.0
Maine Electric Power Company, Inc. fuel cost recovery
and other revenues                                          (2.2)      (0.4)
Total Change in Electric Operating Revenues               $(12.9)     $51.0
                                                            ====       ====

Refer to "Alternative Rate Plan" section, for a discussion of new rates and their impact on revenues.

The Company's service-area sales for the years 1997, 1996 and 1995 are shown in the following table:

         (Kilowatt-hours in millions)
                                  1997             1996            1995
                                  ----             ----            ----
                                        %               %                %
                               KWH    change   KWH    change   KWH     change
Residential ..............    2,817   (0.4)%  2,829    1.0%   2,802     (2.0)%
Commercial ...............    2,529    1.6    2,489     0.5   2,477      1.6
Industrial ...............    3,784    2.6    3,689     4.0   3,547     (4.7)
Wholesale and
   lighting ..............      228    5.3      217    58.9     136     (8.7)
                              -----    ---    -----    ----   -----      ---
Total Service-
  Area Sales .............    9,358    1.5 %  9,224     2.9%  8,962     (2.2)%
                              =====    ===    =====    ====   =====      ===

The primary factors in the service-area kilowatt-hour sales increases in 1997 were the growth experienced by the paper mills and strong sales to other industrial sectors. Nearly half of that growth directly related to an expansion by a large industrial customer. The increase in 1996 was residential customers' taking advantage of the Company's water-heating programs, increased sales in the pulp and paper industry, and the addition of a wholesale customer. The decrease in 1995 was attributed to low economic growth, the loss of a major industrial customer in September 1994, energy management, and loss of sales due to conversions from electricity to alternative fuels for such purposes as space and water heating.

The average number of residential customers increased by 4,822 in 1997, 5,157 in 1996, and 5,076 in 1995, while average usage per residential customer declined 1.5% in 1997, 0.15% in 1996 and 3.1% in 1995.

The 1997 increase in commercial sales reflects increases in transportation, retail trade and service sectors. Combined, these sectors comprise approximately 79% of commercial sales. Sales to all others in the commercial sector were lower than 1996. Sales to Maine Yankee increased by 1.7 million kilowatt hours in 1997 and by 4 million kilowatt hours in 1996 due to the Plant's extended outages in both periods and the ultimate permanent shutdown of the plant in August 1997.

Industrial sales levels are significantly affected by sales to the pulp-and-paper industry, which accounts for approximately 60% of industrial sales and approximately 24% of total service-area sales. Sales to the pulp-and-paper sector decreased by 0.8% in 1997 and increased by 3.7% in 1996, and decreased by 8.6% in 1995. The decrease in 1997 was due primarily to the permanent shutdown of one of the paper mills in 1997. The increase in 1996 reflects special arrangements the Company has made with several paper companies to back down some of their self-generation and buy electricity from the Company at a discounted rate. The 1995 decrease reflects lower sales levels primarily due to the late-1994 loss of a major customer that had previously purchased approximately 280 million kilowatt-hours annually. Refer to "Alternative Rate Plan" and "Competition and Economic Development," below, and Note 4 to Consolidated Financial Statements, "Commitments and Contingencies - Competition," for additional information regarding the Company's actions to preserve its remaining large-industrial-customer base and other customer groups. Sales to all other industrial customers as a group increased 8.2% in 1997, 4.5% in 1996 and 2.7% in 1995.

Alternative Rate Plan

In December 1994, the MPUC approved a stipulation, signed by most of the parties to the Company's ARP proceeding, which took effect January 1, 1995. This follow-up proceeding to the Company's 1993 base-rate case was ordered by the MPUC in an effort to develop a five-year plan containing price-cap, profit-sharing, and pricing-flexibility components. The price-cap mechanism provides for adjusting the Company's retail rates annually on July 1, commencing in 1995, at a percentage combining (1) a price index, (2) a productivity offset,
(3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of the Company's retail rates, and includes fuel-and-purchased-power costs that previously had been treated separately. The components of the July 1, 1995, price-cap increase of 2.43% are the inflation index of 2.92%, reduced by a productivity offset of 0.5%, and increased by 0.01% for flow-through items and mandated costs. The components of the July 1, 1996, price-cap increase of 1.26% consisted of an inflation index of 2.55% and earnings sharing and mandated cost items of 0.64%, reduced by a productivity offset of 1.0%, and sharing of contract restructuring and buyout savings of 0.93%. The components of the July 1, 1997 price cap increase of 1.10% consisted of an inflation index of 2.12% reduced by a productivity and qualified facility ("QF") offset of 1.42% and increased by 0.40% for flowthrough items and mandated costs. As originally stated in the MPUC's order approving the ARP, operation under the ARP continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). As a result, the Company will continue to apply the provisions of SFAS No. 71 to its accounting transactions and to its financial statements.

The Company believes the ARP provides the benefits of needed pricing flexibility to set prices between defined floor and ceiling levels in three service categories: (1) existing customer classes, (2) new customer classes for optional targeted services, and (3) special-rate contracts. The Company believes that the added flexibility will position it more favorably to meet the competition from other energy sources that has eroded segments of its customer base. Some price adjustments can be implemented upon 30-days' notice by the Company, while certain others are subject to expedited review by the MPUC. The Company has utilized this feature in providing new rates to approximately 29,000 customers representing approximately 45% of annual kilowatt-hour sales and 32% of service-area revenues. These reductions in rates were offered to customers after consideration of associated NUG cost reductions, savings from further NUG consolidations and other general cost reductions.

The ARP also contains provisions to protect the Company and ratepayers against unforeseen adverse results from its operation. These include review by the MPUC if the Company's actual return on equity falls outside a designated range, a mid-period review of the ARP by the MPUC in 1997 (including possible modification or termination), and a "final" review by the MPUC in 1999 to determine whether or with what changes the ARP should continue after 1999. Significant results of the 1997 mid-period review were an increase to 11.5% in the ROE used for earnings sharing (effective with the July 1999 price change) and reaffirmation by the MPUC to allow the Company to meet the requirements established by SFAS No. 71. The Company submitted its 1998 compliance filing in March 1998.

While the ARP provides the Company with an expanded opportunity to be rewarded for efficiency, it also presents the risk of reduced rates of return if costs rise unexpectedly, like those that have resulted from the recent outages at Maine Yankee, or if revenues from sales decline or are not adequate to fund costs. The Company believes the ARP continues to be a competitive advantage.

For a detailed discussion of the ARP, refer to Note 3 to Consolidated Financial Statements, "Regulatory Matters" "Alternative Rate Plan," and "Meeting the Requirements of SFAS 71."

Restructuring Legislation

MPUC Proceeding to Set Prices for Transmission and Distribution Business

The MPUC initiated a proceeding for the Company in which the MPUC would determine the prices to be charged by the transmission and distribution business beginning in March 2000. See Note 3 "Regulatory Matters" - "Industry Restructuring and Strandable Costs." On December 5, 1997, the Company presented its revenue requirement justification, including stranded costs, to the MPUC. The Company's filing reflected an annual transmission and distribution revenue requirement of $295.2 million and also reflected recovery of an estimated net present value $1.3 billion in stranded costs. The Company's estimated stranded costs amount did not include the effects of the sale of generating assets discussed below.

Subsequently, the Company supplemented its filing by updating its revenue requirement calculations, including recovery of stranded costs, on February 10, 1998, to reflect an estimate of the effect of the sale of generating assets on stranded costs and other items. Additionally, the Company's February 10, 1998 filing included its proposal for the design of prices for the transmission and distribution business, beginning March 2000. The Company's supplemental filing reflects an annual transmission and distribution revenue requirement of $280.5 million and recovery of an estimated net present value $0.8 billion in stranded costs. The total annual revenue amount requested to be included in transmission and distribution prices beginning March 2000 is $449.5 million. The sale of generating assets should allow the Company to reduce its stranded costs obligations from the previously estimated $1.3 billion to the now anticipated $0.8 billion. The Company is requesting a return on equity of 12.5% and an increase in the common equity ratio from the current 40% to a desired 55%. The Company's rate design proposal reflects an approach that is expected to minimize customer confusion and bill impacts as retail choice begins in March 2000. However, the Company does recommend a movement to less variable and more fixed rate components over time as stranded cost recovery decreases and in a manner that will not significantly impact any customers. The Company is unable to predict with certainty the outcome of the MPUC proceeding establishing prices for its transmission and distribution business. The MPUC is expected to reach a decision in late 1998 and provide for a limited update for certain items closer to March 2000.

Agreement for Sale of Company's Generation Assets

On April 28, 1997, the Company announced a plan to seek proposals to purchase its generating assets and, as part of an auction process, received final bids on December 10, 1997. On January 6, 1998, the Company announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including $18 million for assets sold by Union Water Power Company, a subsidiary of the Company, to Florida-based FPL Group, the winning bidder in the auction process.

The hydropower assets to be included in the sale represent approximately 373 megawatts of generating capacity. The fossil-fueled assets included in the sale consist of the Company's interest in the William F. Wyman steam plant in Yarmouth, Maine, the largest of the Company's three fossil-fueled generating assets at 594 megawatts, Mason Station in Wiscasset, Maine, at 145 megawatts, and Cape Station in South Portland, Maine, at 42 megawatts. The sole biomass plant is the 31-megawatt unit in Fort Fairfield, Maine, owned by a wholly-owned subsidiary of the Company.

The Company's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone Unit No. 3 nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the present sale. The Company will continue to seek buyers for those assets. The Company did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

The electric utility restructuring law passed by the Maine Legislature in the spring of 1997 requires the Company to divest its generating plants and power-purchase agreements by March 1, 2000, when its customers will be free to choose among competitive energy suppliers, but the Company elected to conduct an earlier sale. In addition, as part of its agreement with FPL Group, the Company entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000.

Substantially all of the generating assets included in the sale are subject to the lien of the Company's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Proceeds on deposit with the trustee may be used by the Company to redeem or repurchase bonds under the terms of the Indenture, including the possible discharge of the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. The Company must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, market conditions and terms of outstanding securities.

The bid value in excess of the remaining investment in the power plants will reduce the Company's stranded costs and other costs, which could lower the amount that would otherwise be collected from customers by nearly half a billion dollars. However, the Company will incur incremental costs as a result of the power buy-back arrangements in excess of the pre-sale costs of capacity and energy from the plants being sold, which will effectively lower the amount of sale proceeds available to reduce stranded and other costs. The Company believes that the reduction in stranded and other costs could permit a reduction in rates for the Company's customers.

The sale is subject to various closing conditions, including the approval of state and federal regulatory agencies, which approval process the Company expects could take approximately four to twelve months, and is subject to consents or covenant waivers from certain of the Company's lenders. The Company cannot predict whether or in what form such approvals, consents or waivers will be obtained.

The Company believes that consummation of the asset sale described above would constitute significant progress in resolving some of the uncertainties regarding the effects of electric-utility industry restructuring on the Company's investors; however, significant risks and uncertainties would remain. These include, in addition to those enumerated above under "Note Re Forward-Looking Statements," but are not limited to: (1) the possibility that a state or federal regulatory agency will impose adverse conditions on its approval of the asset sale; (2) the possibility that new state or federal legislation will be implemented that will increase the risks to such investors from those contemplated by current legislation; and (3) the possibility of legislative, regulatory or judicial decisions that would reduce the ability of the Company to recover its stranded costs from that contemplated by existing law.

Proposed Formation of Holding Company

To prepare further for the restructured electric utility industry contemplated by the legislation, on December 8, 1997, the Company filed an application with the MPUC for authorization to create a holding company that would have as subsidiaries the Company, the Company's existing non-utility subsidiaries and other entities. The Company believes that a holding company structure will facilitate the Company's transition to a partially deregulated electricity market that is scheduled to open access to electricity for Maine consumers beginning on March 1, 2000. Competing as an electric energy provider in that market as of that date will require the creation of an energy company that is legally separate from the Company. The Company also proposed the creation of an affiliated energy marketing affiliate in the MPUC filing.

The Company's application to the MPUC also requested approval of the creation of a limited liability company in which a proposed new subsidiary of the holding company would hold a fifty percent member-ship interest to participate in the natural gas distribution business in Maine, with the remaining fifty percent interest being held by New York State Electric & Gas Corporation ("NYSEG") or its affiliate. For further discussion of the NYSEG joint venture, see "Expansion of Lines of Business," below.

The proposed holding company formation must also be approved by federal regulators, including the Securities and Exchange Commission and the FERC, and by the holders of the Company's common stock and 6% Preferred Stock. The Company is taking steps to pursue these approvals, but cannot predict the outcome.

Expansion of Lines of Business

The Company is preparing for competition by expanding its business opportunities through subsidiaries that capitalize on core competencies. One subsidiary, MaineCom Services, arranges fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned credit and collections subsidiary. Another wholly-owned subsidiary, CMP International Consultants, provides utility consulting (domestic and international) and research, and engineering and environmental services. The 100-percent owned Union Water Power Company provides management of rivers and recreational facilities, locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, and utility construction services. The subsidiaries often utilize skills of former Company employees and regularly compete for business with other companies. In addition, a division of the Company is focusing on retail competition by developing effective marketing techniques and energy-efficient services and products.

As noted above, the Company and NYSEG have signed a joint-venture agreement to distribute natural gas to many Maine communities that are not currently served with that fuel. The Company and NYSEG propose to offer natural-gas service in five areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Rumford and Waterville areas. None of the 60 towns in those areas currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas, after receipt of additional regulatory approvals, through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by the Company and MEPCO under agreements entered into on March 16, 1998. On March 9, 1998, the MPUC gave preliminary approval to the Company-NYSEG proposal, subject to final approval after submission of detailed plans on financing, construction, and other matters. Competing applications to serve some of the areas have been filed. The Company cannot predict the outcome of the MPUC proceeding. The Company will continue to evaluate the opportunity to be a provider of natural gas to Maine customers, and the economics thereof, including monitoring progress of the planned pipelines, competitive considerations and relevant regulatory decisions.

FiveCom  LLC  ("FiveCom"),   a   majority-owned   subsidiary  of  the  Company's
wholly-owned MaineCom Services, is building a fiber-optic cable network connecting cities in New England and plans to sell capacity on the network to telephone companies, Internet providers, and other telecommunications businesses. FiveCom has used transmission-line corridors owned by the Company, and a substantial part of the expanded network in Connecticut and Massachusetts will occupy utility corridors of Northeast Utilities, which owns a minority interest in FiveCom. The Company's equity investment in MaineCom Services at the end of 1997 was $15.9 million. In addition, the Company is providing up to $30 million to FiveCom through a loan arrangement for the development and construction of the expanded network, and for working capital. The Company believes there is a growing need for such a fiber-optic network in New England, but cannot predict the results of this venture.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, it Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 and its Current Reports on Form 8-K dated May 15, 1997 and August 1, 1997, and reported in more condensed form below, the Plant experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the Nuclear Regulatory Commission ("NRC") was scheduled to expire on October 21, 2008.

Recent Operating History. The Plant provided reliable and low-cost power from the time it commenced operations in late 1972 to 1995. Beginning in early 1995, however, Maine Yankee encountered various operational and regulatory difficulties with the Plant. In 1995, the Plant was shut down for almost the entire year to repair a large number of steam generator tubes that were exhibiting defects. Shortly before the Plant was to go back on-line in December 1995, a group with a history of opposing nuclear power released an undated, unsigned, anonymous letter alleging that in 1988 Yankee Atomic (then an affiliated consultant of Maine Yankee) and Maine Yankee had used the results of a faulty computer code as a basis to apply to the NRC for an increase in the Plant's power output. In response to the allegation, on January 3, 1996, the NRC issued a Confirmatory Order that restricted the Plant to 90 percent of its licensed thermal operation level, which restriction was still in effect when the Plant was permanently shut down.

As a result of the controversy associated with the allegations, the NRC, at the request of the Governor of Maine, conducted an intensive Independent Safety Assessment ("ISA") of the Plant in the summer and fall of 1996. On October 7, 1996, the NRC issued its ISA report, which found that while the Plant had been operated safely and could continue to operate, there were weaknesses that needed to be addressed, which would require substantial additional spending by Maine Yankee. On December 10, 1996, Maine Yankee responded to the ISA report, acknowledged many of the weaknesses, and committed to revising its operations and procedures to address the NRC's criticisms.

Another result of the controversy associated with the allegations was an investigation of Maine Yankee initiated by the NRC's Office of Investigations ("OI"), which, in turn, referred certain issues to the United States Department of Justice ("DOJ") for possible criminal prosecution. Subsequently, on September 27, 1997, the DOJ, through the United States Attorney for Maine, announced that its review had revealed insufficient grounds for criminal prosecution. The Company believes that the OI investigation, however, could ultimately result in the imposition of civil penalties, including fines, on Maine Yankee, and expects resolution of outstanding NRC enforcement action in 1998.

In 1996 the Plant was generally in operation at the 90-percent level from late January to early December, except for a two-month outage from mid-July to mid-September. The Plant was shut down again on December 6, 1996, to address several concerns, and has not operated since then. The precipitating event causing the shutdown was the need to evaluate and resolve cable-separation compliance issues, and on December 18, 1996, the NRC issued a Confirmatory Action Letter requiring the Plant to remain shut down until Maine Yankee's plan for resolving the cable-separation issues was accepted by the NRC. Subsequently, Maine Yankee uncovered additional issues, including among others the possibility of having to replace defective fuel assemblies, address additional cable-separation issues, and determine the condition of the Plant's steam generators, which contributed to further operational uncertainty. On January 29, 1997, the Plant was placed on the NRC's Watch List, and on January 30, 1997, the NRC issued a supplemental Confirmatory Action Letter requiring the resolution of additional concerns before the Plant could be restarted.

In December 1996 Maine Yankee requested proposals from several utilities with large and successful nuclear programs to provide a management team, and ultimately contracted with Entergy Nuclear, Inc., effective February 13, 1997, for management services that included providing a new president and regulatory compliance officer. The Entergy-provided management team made progress in addressing technical issues, but a number of operational and regulatory uncertainties remained. On May 27, 1997, the Board of Directors of Maine Yankee voted to minimize spending while preserving the options of restarting the Plant or conveying ownership interests to a third party. After unsuccessful negotiations with one prospective purchaser, Maine Yankee found no other interest in purchasing the Plant and, based on its economic analysis, closed the Plant permanently.

As required by the NRC, on August 7, 1997, Maine Yankee certified to the NRC that Maine Yankee had permanently ceased operations and that all fuel assemblies had been permanently removed from the Plant's reactor vessel. On August 27, 1997, Maine Yankee filed the required Post-Shutdown Activities Report with the NRC, describing its planned post-shutdown activities and a proposed schedule.

Costs. The Company has been incurring substantial costs in connection with its 38-percent share of Maine Yankee costs, as well as additional costs for replacement power while the Plant has been out of service. For the twelve months ended December 31, 1997, such costs amounted to approximately $132.3 million for the Company: $72.8 million due to basic operations and maintenance costs, $54.0 million due to replacement power costs and $5.5 million associated with incremental costs of operations and maintenance. The Maine Yankee Board's decision to close the Plant mitigated the costs the Company would otherwise have incurred in 1997 through a phasing down of Maine Yankee's operations and maintenance costs, with Maine Yankee's workforce having been reduced from approximately 475 to 214 employees as of December 31, 1997, and further reductions planned, but did not reduce the need to buy replacement energy and capacity. The amount of costs for replacement energy and capacity varies based on the Company's power requirements and market conditions, but the Company expects such costs to be within a range of approximately $5.0 million to $5.5 million per month during 1998, based on current energy and capacity needs and market conditions. Under the electric utility restructuring legislation enacted by the Maine Legislature in May 1997 discussed below, the Company's obligations to provide replacement power will terminate on March 1, 2000, along with its other power-supply obligations. The impact of the nuclear-related costs on the Company was the major obstacle to achieving satisfactory results in 1997, despite the approximately $75 million in annual Maine Yankee-related costs embedded in the current determination of the Company's required revenues for ratemaking purposes and despite success in controlling other operating costs. See "Results of Operations" above.

The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $29.8 million as of December 31, 1997, and under Maine Yankee's Power Contracts and Additional Power Contracts, the Company is responsible for 38-percent of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for an estimated total cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 Federal Energy Regulatory Commission ("FERC") rate order. Through December 31, 1997, Maine Yankee had collected approximately $199.5 million for its decommissioning obligations.

On November 6, 1997, Maine Yankee submitted the new estimate to the FERC as part of a rate case reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. If the FERC accepts the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. Several interested parties have intervened in the FERC proceeding, including the MPUC.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38-percent share would be approximately $353 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and as of December 31, 1997, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $329 million, which is the $353 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

Management Audit. On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company believes the report's negative conclusions are unfounded and may be contradictory. The Company has been charging its share of the Maine Yankee expenses to income, and believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Maine Yankee initiated a legal challenge to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC and that the MPUC investigation is therefore barred on constitutional grounds. The Company filed a similar legal challenge on the same day. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC is participating, while indicating that its consultant would continue its extended review. Based on preliminary indications from the consultant, the Company expects the report on the extended review to call for additional disallowances, which Maine Yankee has said it expects to contest vigorously.

Maine Yankee Debt Restructuring and FERC Rate Proceeding: Maine Yankee entered into agreements in August 1997 with the holders of its outstanding First Mortgage Bonds and its lender banks (the "Standstill Agreements") under which the bondholders and banks agreed that they would not assert that the August 1997 voluntary permanent shutdown of the Plant constituted a covenant violation under Maine Yankee's First Mortgage Indenture or its two bank credit agreements. The parties also agreed in the Standstill Agreements to maintain Maine Yankee's bank borrowings at a level below that of the prior aggregate bank commitments, which level Maine Yankee considered adequate for its foreseeable needs. The Standstill Agreements, as extended in October 1997, were to terminate on January 15, 1998, by which date Maine Yankee was to have reached agreement on restructured debit arrangements reflecting its decommissioning status. Maine Yankee's rate filing with the FERC reflected the Plant's decommissioning status and requested an effective date of January 15, 1998, for the amendments to Maine Yankee's Power Contracts and Additional Power Contracts, which revise Maine Yankee's wholesale rates and clarify and confirm the obligations of Maine Yankee's sponsors to continue to pay their shares of Maine Yankee's costs during the decommissioning period.

On January 14, 1998, the FERC issued an "Order Accepting for Filing and Suspending Power Sales Contract Amendment, and Establishing Hearing Procedures" (the "FERC Order") in which the FERC accepted for filing the rates associated with the amended Power Contracts and made them effective January 15, 1998, subject to refund. The FERC also granted intervention requests, including among others those of the MPUC, Maine Yankee's largest bondholder, and two of its lender banks, denied the request of an intervenor group to summarily dismiss part of the filing, and ordered that a public hearing be held concerning the prudence of Maine Yankee's decision to shut down the Plant and on the justness and reasonableness of Maine Yankee's proposed rate amendments. The Company expects the prudence issue to be pursued vigorously by several intervenors, including among others the MPUC, which stayed its own prudence investigation pending the outcome of the FERC proceeding after the jurisdictional challenge by Maine Yankee and the Company discussed above. The hearing in the FERC rate proceeding is scheduled to begin on December 1, 1998. The Company cannot predict the outcome of the FERC proceeding.

On January 15, 1998, Maine Yankee, its bondholders and lender banks revised the Standstill Agreements and extended their term to April 15, 1998, subject to satisfying certain milestone obligations during the term of the extension. One such obligation was that Maine Yankee must have accepted, by February 12, 1998, an underwritten commitment to refinance its bonds and bank debt, subject only to closing conditions reasonably capable of being satisfied by April 15, 1998, and reasonably satisfactory to the bondholders and banks. Maine Yankee accepted such a commitment prior to the deadline, received regulatory approval of the refinancing on March 9, 1998, and is negotiating final loan documentation, and preparing for a closing before April 15. The proposed refinancing consists of an extendible three-year bank credit facility and an eight-year term loan facility.

Other Maine Yankee Shareholders: Higher nuclear-related costs are also affecting other stockholders of Maine Yankee in varying degrees. Bangor Hydro-Electric Company, a Maine-based 7% stockholder, cited its "deteriorating" financial condition, suspended its common stock dividend, and eventually obtained rate relief. Maine Public Service Company, a 5% stockholder, cited problems in satisfying financial covenants in loan documents, reduced its common stock dividend substantially in early March 1997 and obtained rate relief. Northeast Utilities (20% stockholder through three subsidiaries), which is also adversely affected by the substantial additional costs associated with the three shut-down Millstone nuclear units and the permanently shut-down Connecticut Yankee unit, as well as significant regulatory issues in Connecticut and New Hampshire, has implemented an indefinite suspension of its quarterly common stock dividends. Largely as a result of nuclear-related costs, Northeast Utilities reported a loss of $135 million for 1997 and continues to experience difficulty in satisfying loan covenants. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default, and would constitute a default under Maine Yankee's bond indenture and its two major credit agreements unless cured within applicable grace periods by the defaulting stockholder or other stockholders. The Company cannot predict, however, what effect, if any, the financial difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

Interests in Other Nuclear Plants

On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant for economic reasons, and to decommission the unit, which had not operated since July of 1996. The Company has a 6% equity interest in Connecticut Yankee, totaling approximately $6.6 million at December 31, 1997. The Company incurred replacement power costs of approximately $5.2 million during the twelve months ended December 31, 1997. Based on cost estimates provided by Connecticut Yankee, the Company determined its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $36.9 and is carrying a regulatory asset and a corresponding liability in that amount on its consolidated balance sheet as of December 31, 1997. The Company is currently recovering through rates an amount adequate to recover these expenses.

The Company has a 2.5% direct ownership interest in Millstone Unit No. 3, which is operated by Northeast Utilities. This facility has been off-line since April 1996 due to Nuclear Regulatory Commission ("NRC") concerns regarding license requirements and the Company cannot predict when it will return to service. Millstone Unit No. 3, along with two other units at the same site owned by Northeast Utilities, is on the NRC's "watch list" in "Category 3", which requires formal NRC action before a unit can be restarted. The Company incurred replacement power costs related to Millstone Unit No. 3 of approximately $4.9 million during the twelve months ended December 31, 1997. On August 7, 1997, the Company and other minority owners of Millstone Unit No. 3 filed suite and initiated an arbitration claim against Northeast Utilities, its trustees, and two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. The Company cannot predict the outcome of the litigation and arbitration.

Environmental Matters

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, noise and aesthetics, solid and hazardous waste and other environmental matters. Compliance with these laws and regulations impacts the manner and cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. These environmental regulations most significantly affect the Company's electric power generating facilities, which are to be sold to FPL Group, as discussed above. The purchase agreement contemplates that CMP would retain the liabilities and obligations which occurred prior to the transfer of those assets and those incurred subsequent to the transfer will become the obligation of FPL. In addition, certain environmental proceedings under federal and state hazardous substance and hazardous waste regulations (such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA") and similar state statutes) are discussed below see Note 4 "Commitments and Contingencies" - "Legal and Environmental Matters".

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

On July 9, 1996, the Company and MEPCO submitted compliance filings to meet the new pro forma tariff non-price minimum terms and conditions of non-discriminatory transmission service. Since then CMP and MEPCO have made additional filings revising their tariffs in response to subsequent FERC Orders. In addition, CMP filed on February 21, 1997, a revised tariff to comport with the NEPOOL Open Access Transmission Tariff. Since July 9, 1996, the Company and MEPCO have been transmitting energy pursuant to their filed tariffs, subject to refund. FERC subsequently issued Orders No. 888-A and 888-B which generally reaffirm Order No. 888 and clarify certain terms.

Also on April 24, 1996, FERC issued Order No. 889 which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System (OASIS). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information. The Company participated in efforts to develop a regional OASIS for New England, which was operational January 3, 1997. FERC subsequently approved a New England Power Pool-wide Open Access Tariff, subject to refund and issuance of further orders. The Company also participated in revising the New England Power Pool Agreement, which is pending FERC approval.

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

Pursuant to the pricing-flexibility provisions of the ARP, the Company redesigned some rates to encourage off-peak usage and discourage switching to alternative fuels. These include water-heat and space-heat retention rates,
Super-Saver rates, which discount off-peak usage, Diesel Deferral rates, Economic Development rates, and the Maine Made Incentive program, which target small businesses. In 1994, the Company lowered tariffs for its large general-service customers and executed separate five-year definitive agreements with 18 individual customers providing additional reductions. Approximately 45% of annual service area kilowatt-hour sales and 32% of annual revenues are covered under special tariffs allowed under the pricing flexibility provisions of the ARP. These reductions in rates were offered to customers after consideration of associated NUG cost reductions, savings from further NUG consolidations and other general cost reductions. Refer to Note 4 to Consolidated Financial Statements, "Commitments and Contingencies - Competition," for additional information.

Non-Utility Generators

In accordance with prior MPUC policy and the ARP, $92 million of buy-out or contract-restructuring costs incurred since January 1992 were included in Deferred Charges and Other Assets on the Company's balance sheet and will be amortized over their respective fuel savings periods. The Company restructured 42 contracts representing 349 megawatts of capacity that should result in approximately $258 million in fuel savings over the next five years.

In 1997 the Company also replaced a purchased power contract for energy from a wood-fired power plant in Ashland, Maine. The existing purchased power contract was terminated and a new agreement for 40 megawatts, at lower rates was signed, which is estimated to save CMP customers the equivalent of $21 million in net present value. Refer to Note 6 to Consolidated Financial Statements, "Capacity Arrangements - Non-Utility Generators," for more information.

On October 31, 1997, a contract with a major NUG from which the Company was obligated to purchase electricity at substantially above-market prices expired. As a result, the Company expects annual operating income to increase by approximately $25 million. Two months of this benefit, or approximately $4 million, are reflected in 1997 results.

Expenses and Taxes

Fuel expense, comprised of fuel used for company generation and the energy portion of purchased power, increased by approximately $29 million in 1997. The increase is due primarily to increased fuel cost for company owned facilities and additional purchased power to replace the loss of output from the nuclear facilities. Fuel expense fluctuates with changes in the price of oil, the level of energy generated and purchased, and changes in the Company's own generation mix.

The extended outage and ultimate closing of Maine Yankee (see "Permanent Shutdown of Maine Yankee Plant") resulted in significant increases in fuel expense, including purchased-power energy and purchased-power capacity expense, and affected the Company's generation mix in 1997 and 1996. The Company replaced this power through short-term agreements.

The Company's oil-fired generation increased to 35.1% of the Company's net generation in 1997, compared to 16.3% in 1996 net generation, and 21.6% in 1995. The NUG component of the energy mix increased to 35.2% in 1997 from 31.4% in 1996, as a result of the ongoing outage and ultimate closing of Maine Yankee (see "Permanent Shutdown of Maine Yankee Plant"). The average price of NUG energy of 8.4 cents per kilowatt-hour is significantly higher than the Company's own cost of generation, and much higher than the price of energy on today's open market. The Company continues to try to moderate the cost of non-utility generation by pursuing renegotiation of contracts, by supporting legislative bills that would promote that objective, and by other means such as strict contract-term enforcement.

Purchased-power capacity expense is the non-fuel operation, maintenance, and cost-of-capital expense associated with power purchases, primarily from the Company's share of the Yankee nuclear generating facilities. In 1997, purchased-power capacity expense increased by $4.1 million. The increase is due primarily to the costs associated with the Maine Yankee plant and the need to replace the capacity when the Maine Yankee plant shut-down permanently in August 1997.

In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company announced a permanent shutdown of the Connecticut Yankee plant for economic reasons and their intent to decommission the plant. The Company has a 6% equity interest in Connecticut Yankee, totaling approximately $6.6 million at December 31, 1997. Purchased power capacity expense in 1997, 1996 and 1995 includes $7.4, $11.5 million and $11.5 million, respectively, of costs related to this facility. During 1992, Yankee Atomic Electric Company, in which the Company is a 9.5% equity owner, discontinued power generation and prepared a plan for decommissioning. Purchased-power capacity expense in 1997, 1996 and 1995 contained approximately $4.6, $4.8 million and $3.9 million, respectively, of costs related to this facility. The level of purchased-power capacity expense also fluctuates with the timing of the maintenance and refueling outages at the Vermont Yankee nuclear generating facility in which the Company has a 4% equity interest. The cost of capacity increases during refueling periods. Refer to Note 6 to Consolidated Financial Statements, "Capacity Arrangements - Power Agreements," and "Interests in Other Nuclear Plants" above for a more detailed discussion.

In 1997, other operations expense increased by approximately $23.6 million as compared to the year ended December 31, 1996. The major contributors to the increase were the absence of the effect of a $6.4 million reversal in 1996 for a reserve established in 1995, $3.7 million of amortization and costs associated with a large purchased-power contract buyout, $4.3 million of additional transmission and distribution expenses, and $1.9 million of expense for post-retirement benefits being collected in rates under the ARP. Previously post-retirement benefits were deferred for future recovery. In addition, various other operations expenses of $7.3 million contributed to the 1997 increase.

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

Maintenance expense decreased by $3.5 primarily due to decreased storm activity in 1997 versus 1996, as well as the lower costs involved with a turbine/generator project at a Company steam station when comparing 1997 to 1996.

Federal and State income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense decreased by $22.7 million as compared to the year ended December 31, 1996. The decrease is due primarily to lower pre-tax earnings for the 12 months ended December 31, 1997.

Other income decreased by $2.5 million in 1997 as compared to 1996 primarily due to excess expenses over revenue associated with a non-operating division of the Company, and resulting lower taxes due to this occurrence.

Other interest expense increased in 1997 over 1996 primarily due to additional interest incurred for tax audit settlements and amended returns interest.

In 1997, interest expense reflected a net decrease of $100 thousand as compared to the year ended December 31, 1996. Other interest increased due to a higher level of short-term borrowings and interest expenses associated with various IRS issues. The long-term debt interest expense decrease was due primarily to the lower level of Medium-Term Notes outstanding than in 1996. Interest expense decreased in 1996 by $1.4 million due to lower levels of Medium-Term Notes and the repurchase of $11.5 million of Series N General and Refunding Mortgage Bonds. Long-term debt interest expense includes $1 million of accelerated amortization of loss on reacquired debt, as specified in the 1996 ARP. Short-term interest costs over the period 1995 through 1997 fluctuated with the levels of rates and outstanding balances of short-term debt.

In July 1997 and 1996, the Company redeemed $14 million of its 8 7/8% Series Preferred Stock at par, under the mandatory and optional sinking-fund provisions of that series. This reduced dividends by approximately $1,860,000 in 1977 and $620,000 in 1996.

State and federal income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. A settlement with the Internal Revenue Service on audits for the years 1992-1994 provided an increase to income tax expense of approximately $1.4 million in 1997. In 1996, the settlement with the Internal Revenue Service on audits for the years 1988-1991 provided a decrease to income tax expense of approximately $4.8 million. See Note 2 to Consolidated Financial Statements, "Income Taxes" and Note 4, "Commitments and Contingencies," for more information.

Year 2000 Computer Issues

In the next two years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The Company began the process of identifying the changes required to their computer programs and hardware during the year 1996. The majority of the necessary modifications to the Company's centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The Company believes it will incur approximately $3.0 million of costs by March 31, 2000, associated with making the necessary modifications identified to date to the centralized systems. As of December 31, 1997 approximately $1.5 million of costs have been incurred. Noncentralized systems are currently being reviewed for Year 2000 problems. The Company is unable to predict the costs to be incurred for correction of such noncentralized systems, but expects the scope and schedule for such work to be less complex than for its centralized information systems. In addition, the Company cannot predict the extent of its vulnerability to third parties noncompliance and their failure to remediate year 2000 issues.

Liquidity and Capital Resources

The MPUC approved increases in electric retail rates of 1.10%, 1.26% and 2.43% in 1997, 1996 and 1995, respectively, that produced additional cash pursuant to the price cap mechanism in the ARP. Increases in rates under the ARP were based on increases in the related price index, the sharing mechanism and provisions for certain mandated costs. Prior rate increases were provided to fund costs of fuel, energy-management programs, operations, maintenance, systems improvements, and investments in generation needed to ensure the Company's continued ability to provide reliable electric service.

Approximately $89.0 million of cash was provided from net income after adding back non-cash items. Approximately $7.8 million of cash was used for fluctuations in working capital. Other operating activities, including the financing of deferred energy-management programs required cash resources of approximately $4.6 million.

The level of cash balances and activity in capital investment programs have required little investment-related activity during 1997 and 1996. The redemption of Medium-Term Notes and the purchase of 8 7/8% Series Preferred Stock used $25 million and $14 million, respectively, of cash during 1997. Dividends paid on common stock were $29.2 million, while preferred-stock dividends were $8.5 million.

Capital-investment  activities,  primarily construction  expenditures,  utilized
$45.8 million in cash during 1997. Construction expenditures comprised approximately $3.7 million for generating projects, $2.6 million for transmission, $24.6 million for distribution, and $9.4 million for general facilities and other construction expenditures for a total of $40.3 million. The Company invested $4.8 million in affiliates in 1997. The two major components of the investments were the $5.8 million invested in MaineCom Services and Aroostook Valley Electric Company's repayment of an advance of $1.2 million.

The Company estimates its capital expenditures for the period 1998 through 2002 at approximately $275 million. Actual capital expenditures will depend upon the availability of capital and other resources, load forecasts, customer growth, and general business conditions. During the five-year period, the Company also anticipates incurring approximately $434 million for sinking funds, and debt and equity maturities.

The Company estimates that for the period 1998 through 2002, internally generated funds from operating activities should provide a substantial portion of the construction-program requirements. However, the availability at any particular time of internally generated funds for such requirements will depend on working-capital needs, market conditions, and other relevant factors.

Replacement power costs and increased operation and maintenance expenses had a significant negative effect on cash and liquidity in 1997. The Company incurred additional expenses of $46 million in 1997 over 1996 to replace Maine Yankee power and pay its share of increased repair and other operations at the plant. The Company expects its share of Maine Yankee costs to decrease by approximately $30 million in 1998 as the plant moves toward decommissioning. In addition, shutdowns at other nuclear facilities increased 1997 replacement-power costs by $5 million; these facilities include Millstone Unit 3 in Connecticut, which was taken off-line for safety modifications and requires U.S. Nuclear Regulatory Commission approval to restart, and the Connecticut Yankee plant, which closed permanently on December 4, 1996, and is now being decommissioned.

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the Medium-Term Note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. As of December 31, 1997, $43 million of Medium-Term Notes were outstanding which, under the terms of the program, will permit issuance of an additional $457 million of such notes. On February 24, 1998, the Company issued a two-year 6.38% Medium-Term Note in the principal amount of $30 million, and on March 20, 1998, issued 18-month 6.35% Medium-Term Notes in the aggregate principal amount of $30 million, raising the total outstanding to $103 million.

To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement has two credit facilities: a $75 million, 364-day revolving credit facility that currently matures on October 21, 1998, and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Both credit facilities require annual fees on the total credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-pried, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded, as a result of downgrading of the Company's credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had $60 million outstanding as of December 31, 1997 under the 364-day revolving credit facility, all of which had been paid as of March 25, 1998.

In 1997, the Company deposited approximately $2.2 million in cash, net of withdrawals, with the Trustee under the Company's General and Refunding Mortgage Indenture in satisfaction of the renewal and replacement fund and other obligations under the Indenture. The total of such cash on deposit with the Trustee as of December 31, 1997, was approximately $61.7 million. Under the Indenture such cash may be applied at any time, at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption. Such cash may also be withdrawn by the Company by substitution of allocated property additions or available bonds.

On February 26, 1998, the Company called for redemption on March 30, 1998, all of the outstanding $11 million principal amount of its General and Refunding Mortgage Bonds, Series N 8.50% Due 2001, at a redemption price equal to their principal amount plus accrued interest to the date fixed for redemption. On the same day the Company also called for redemption on March 30, 1998, all of the outstanding $50 million principal amount of its General and Refunding Mortgage Bonds, Series R 7-7/8% Due 2023, also at a redemption price equal to their principal amount plus accrued interest. The bond redemptions are being funded from the approximately $61.7 million on deposit with the trustee under the renewal and replacement fund and release provisions of the Company's General and Refunding Mortgage Indenture. On February 27, 1998, the Company called for redemption on April 1, 1998, all of the outstanding 300,000 shares of its Preferred Stock 7-7/8% Series at a redemption price of $100 per share. No accrued dividends are being paid on the preferred stock since the redemption date is a regular dividend payment date.

Impact of New Accounting Standards

In February 1997, FASB issued SFAS No. 128, "Earnings per Share." This statement, which is effective for fiscal years ending after December 15, 1997, establishes simplified standards for computing and presenting earnings per share ("EPS"). In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for fiscal years beginning after December 15, establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company anticipates that adoption of these standards will not have a significant impact on its financial statements.

Item 8. FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA.

                                                                      Page

Index to Financial Statements and Financial Statement Schedule

     Management report on responsibility for financial reporting       53

     Report of Independent Accountants                                 54

     Financial Statements:

     Consolidated Statement of Earnings for the three years ended
      December 31, 1997, 1996 and 1995                                 55

     Consolidated Balance Sheet as of December 31, 1997 and 1996       56

     Consolidated Statement of Cash Flows                              58

     Consolidated Statement of Capitalization and Interim Financing    60

     Consolidated Statement of Changes in Common-Stock Investment      61

     Notes to Consolidated Financial Statements                        62

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts                  111

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


David T. Flanagan                                     David E. Marsh
President and Chief Executive Officer                 Chief Financial Officer

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Maine Power Company and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Portland, Maine
January 30, 1998

CONSOLIDATED FINANCIAL STATEMENTS

                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                (Dollars in thousands, except per-share amounts)

                                                                                    Year ended December 31,
                                                                             1997             1996             1995
Electric Operating Revenues (Notes 1 and 3)                                 $954,176          $967,046         $916,016
                                                                             -------           -------          -------

Operating Expenses
     Fuel used for company generation (Notes 1 and 6)                         34,946            16,827           18,702
     Purchased power - energy (Notes 1 and 6)                                419,144           407,926          408,072
     Purchased power - capacity (Note 6)                                     112,810           108,720           93,489
     Other operation                                                         206,494           182,910          188,013
     Maintenance                                                              33,904            37,449           32,862
     Depreciation and amortization (Note 1)                                   54,132            53,694           55,023
     Federal and state income taxes (Note 2)                                   7,424            30,125           13,328
     Taxes other than income taxes                                            28,303            27,861           27,885
                                                                            --------          --------         --------
Total Operating Expenses                                                     897,157           865,512          837,374
                                                                             -------           -------          -------
Equity In Earnings Of Associated Companies (Note 6)                            6,260             6,138            7,217
                                                                            --------         ---------        ---------
Operating Income                                                              63,279           107,672           85,859
                                                                             -------           -------         --------
Other Income (Expense)
     Allowance for equity funds used during construction (Note 1)
                                                                                 642               851              663
     Other, net                                                                1,806             5,255            7,170
     Income taxes (Notes 2 and 3)                                               (738)           (1,897)          (2,704)
                                                                           ---------          --------         --------
        Total Other Income                                                     1,710             4,209            5,129
                                                                            --------         ---------         --------
Income Before Interest Charges                                                64,989           111,881           90,988
                                                                             -------           -------          -------
Interest Charges
     Long-term debt (Note 7)                                                  44,346            47,966           50,307
     Other interest (Note 7)                                                   7,660             4,341            3,244
     Allowance for borrowed funds used during construction (Note 1)
                                                                                (439)             (655)            (543)
                                                                           ---------         ---------        ---------
        Total Interest Charges                                                51,567            51,652           53,008
                                                                             -------           -------          -------
Net Income                                                                    13,422            60,229           37,980
Dividends On Preferred Stock                                                   8,209             9,452           10,178
                                                                            --------          --------          -------
Earnings Applicable To Common Stock                                        $   5,213          $ 50,777         $ 27,802
                                                                            ========           =======          =======
Weighted Average Number Of Shares Of
Common Stock Outstanding                                                  32,442,752        32,442,752       32,442,752
Earnings Per Share Of Common Stock (Basic and Diluted)
                                                                               $0.16             $1.57            $0.86
Dividends Declared Per Share Of Common Stock                                   $0.90             $0.90            $0.90

The accompanying notes are an integral part of these financial statements.


                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                                                                       December 31
                                 ASSETS                                         1997               1996
                                                                                ----               ----

Electric Property, at original cost (Notes 6 and 7)                             $1,674,876         $1,644,434
    Less: Accumulated Depreciation (Notes 1 and 6)                                 634,384            598,415
                                                                                ----------         ----------
          Net electric property in service                                       1,040,492          1,046,019
                                                                                 ---------          ---------
    Construction work in progress (Note 4)                                          15,105             20,007
    Nuclear fuel, less accumulated amortization of $9,035 in 1997 and
    1996                                                                             1,157              1,157
                                                                              ------------       ------------
          Total net electric property                                            1,056,754          1,067,183
Investments In Associated Companies, at equity (Notes 1 and 6)                      76,509             67,809
                                                                               -----------        -----------
    Total Net Electric Property and Investments in Associated Companies          1,133,263          1,134,992
                                                                                 ---------          ---------

Current Assets
    Cash and cash equivalents                                                       20,841              8,307
    Accounts receivable, less allowances for uncollectible accounts of
    $2,400 in 1997 and $4,177 in 1996:
       Service - billed                                                             84,323             84,396
       Service - unbilled (Notes 1 and 3)                                           46,807             45,721
       Other accounts receivable                                                    15,247             17,517
    Prepaid income taxes (Note 2)                                                        -                264
    Fuel oil inventory, at average cost                                              5,390              9,256
    Materials and supplies, at average cost                                         11,779             12,172
    Funds on deposit with trustee (Note 7)                                          61,694             59,512
    Prepayments and other current assets                                             9,110              9,500
                                                                              ------------       ------------
          Total Current Assets                                                     255,191            246,645
                                                                                ----------         ----------

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net (Note 1)
                                                                                    84,026             89,551
    Yankee Atomic purchased-power contract (Note 6)                                 13,056             16,463
    Connecticut Yankee purchased-power contract (Note 6)                            36,877             45,769
    Maine Yankee purchased-power contract (Note 6)                                 329,206                  -
    Regulatory assets - deferred taxes (Note 2)                                    236,632            239,291
    Deferred charges and other assets (Notes 1 and 3)                              210,715            238,203
                                                                                ----------         ----------
          Total Deferred Charges and Other Assets                                  910,512            629,277
                                                                                ----------         ----------
          Total Assets                                                          $2,298,966         $2,010,914
                                                                                 =========          =========

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                              December 31
                                                          1997           1996
                                                          ----           ----
                    STOCKHOLDERS' INVESTMENTS AND LIABILITIES

Capitalization (see separate statement) (Note 7)
    Common-stock investment                            $  487,594    $  511,578
    Preferred stock                                        65,571        65,571
    Redeemable preferred stock                             39,528        53,528
    Long-term obligations                                 400,923       587,987
                                                       ----------    ----------
       Total Capitalization                               993,616     1,218,664
                                                       ----------     ---------

Current Liabilities and Interim Financing
    Interim financing (see separate statement)
    (Note 7)                                              238,000        32,500
    Sinking-fund requirements (Note 7)                      9,411         9,375
    Accounts payable                                       97,080        93,197
    Dividends payable                                       9,202         9,512
    Accrued interest                                       11,201        11,610
    Accrued income taxes (Note 2)                           3,001             -
    Miscellaneous current liabilities                      15,762        21,342
                                                      -----------   -----------
       Total Current Liabilities and Interim
        Financing                                         383,657       177,536
                                                       ----------    ----------

Commitments and Contingencies (Notes 4 and 6)

Reserves and Deferred Credits
    Accumulated deferred income taxes (Note 2)            350,912       357,994
    Unamortized investment tax credits (Note 2)            30,533        31,988
    Yankee Atomic purchased-power contract (Note 6)        13,056        16,463
    Connecticut Yankee purchased-power contract
    (Note 6)                                               36,877        45,769
    Maine Yankee purchased-power contract (Note 6)        329,206             -
    Regulatory liabilities - deferred taxes (Note 2)       56,852        52,616
    Other reserves and deferred credits (Note 5)          104,257       109,884
                                                       ----------    ----------
       Total Reserves and Deferred Credits                921,693       614,714
                                                       ----------    ----------

       Total Stockholders' Investment and Liabilities  $2,298,966    $2,010,914
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.



                           Central Maine Power Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        Year ended December 31
                                                                                        ----------------------
                                                                                  1997            1996             1995
                                                                                  ----            ----             ----
Operating Activities
    Net income                                                                  $ 13,422        $ 60,229         $ 37,980
    Items not requiring (providing) cash:
       Depreciation                                                               44,170          44,104           43,676
       Amortization                                                               34,291          34,881           37,196
       Deferred income taxes and investment tax credits, net                      (2,204)          3,318           (3,710)
       Allowance for equity funds used during construction                          (642)           (851)            (663)
    Changes in certain assets and liabilities:
       Accounts receivable                                                         1,257          (3,565)         (12,539)
       Inventories                                                                 4,259          (4,884)             595
       Other current assets                                                          390            (308)          (1,954)
       Accounts payable                                                            4,617         (16,862)          12,025
       Accrued taxes and interest                                                  2,856          (4,970)          30,282
       Miscellaneous current liabilities                                          (5,580)          7,472            3,335
    Deferred energy-management costs                                              (1,940)         (5,222)          (4,075)
    Maine Yankee outage accrual                                                  (10,350)          8,280           (4,710)
    Purchased-power contract buyouts                                                   -             (75)         (13,405)
    Other, net                                                                     7,664           3,961           11,495
                                                                                --------        --------          -------
          Net Cash Provided by Operating Activities                               92,210         125,508          135,528
                                                                                 -------         -------          -------

Investing Activities
       Construction expenditures                                                 (40,306)        (46,922)         (44,867)
       Investments in associated companies                                        (4,769)        (12,059)            (600)
       Changes in accounts payable - investing activities                           (734)          1,889           (1,655)
                                                                               ---------        --------         --------
          Net Cash Used by Investing Activities                                  (45,809)        (57,092)         (47,122)
                                                                                 -------         --------         -------

Financing Activities
    Issuances:
       Revolving credit agreement                                                 52,500           7,500                -
       Medium-term notes                                                               -          10,000           30,000
       Other long-term obligations                                                     -             870                -
    Redemptions:
       Mortgage bonds                                                                  -         (11,500)               -
       Preferred stock                                                           (14,000)        (14,000)          (5,472)
       Medium-term notes                                                         (25,000)        (34,000)         (65,000)
       Finance Authority of Maine                                                 (6,800)         (6,300)               -
       Short-term obligations, net                                                     -               -           (8,000)
       Other long-term obligations                                                  (645)         (1,780)            (860)
       Funds on deposit with trustee                                              (2,182)        (29,593)               -
    Dividends:
       Common stock                                                              (29,220)        (29,220)         (29,222)
       Preferred stock                                                            (8,520)         (9,763)         (10,287)
                                                                                --------        --------          -------
          Net Cash Used by Financing Activities                                  (33,867)       (117,786)         (88,841)
                                                                                 -------        --------          -------
          Net Increase (Decrease) in Cash and Cash Equivalents
                                                                                  12,534         (49,370)            (435)
Cash and Cash Equivalents, beginning of year                                       8,307          57,677           58,112
                                                                                --------         -------          -------
CASH AND CASH EQUIVALENTS, End Of Year                                          $ 20,841      $    8,307         $ 57,677
                                                                                 =======       =========          =======
Supplemental Cash-Flow Information:
       Cash paid during the year for:
       Interest (net of amounts capitalized)                                     $47,551         $47,835          $51,127
       Income taxes (net of amounts refunded of $29,045 in 1995)
                                                                                  $7,105         $32,632         $(11,994)

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.



                           Central Maine Power Company
         CONSOLIDATED STATEMENT OF CAPITALIZATION AND INTERIM FINANCING
                             (Dollars in thousands)

                                                                                       December 31
                                                                                       -----------
                                                                          1997                               1996
                                                                          ----                               ----
                                                                 Amount            %             Amount               %
Capitalization (Note 7)
Common-Stock Investment:
Common stock, par value $5 per share:
    Authorized - 80,000,000 shares
    Outstanding - 32,442,752 shares in 1997 and 1996
                                                              $    162,214                     $  162,214
Other paid-in capital                                              277,168                        276,818
Retained earnings                                                   48,212                         72,546
                                                                ----------                    -----------
Total Common-Stock Investment                                      487,594         39.6%          511,578              40.9
                                                                 ---------       ------        ----------            ------
Preferred Stock - not subject to mandatory redemption
                                                                    65,571          5.3            65,571               5.2
                                                                ----------       ------       -----------            ------
Preferred Stock - subject to mandatory redemption
                                                                    46,528                         60,528
Less: current sinking fund requirements                              7,000                          7,000
                                                                ----------                   ------------
Redeemable Preferred Stock - subject to mandatory
redemption                                                          39,528          3.2            53,528               4.3
                                                                ----------       ------       -----------            ------
Long-Term Obligations:
Mortgage bonds                                                     421,000                        421,000
Less: unamortized debt discount                                      1,437                          1,620
                                                               -----------                   ------------
Total Mortgage Bonds                                               419,563                        419,380
                                                                ----------                     ----------
Medium-term notes                                                   43,000                         68,000
Less: unamortized debt discount                                       -                                -
                                                           ---------------                 -------------
Total Medium-Term Notes                                             43,000                         68,000
                                                               -----------                    -----------
Other Long-Term Obligations:
Lease obligations                                                   34,517                         36,283
Pollution-control facility and other notes                          84,254                         91,699
                                                               -----------                    -----------
Total Other Long-Term Obligations                                  118,771                        127,982
                                                                ----------                     ----------
Less: Current Sinking Fund Requirements and Current
Maturities                                                         180,411                         27,375
                                                                ----------                    -----------
Total Long-Term Obligations                                        400,923         32.6           587,987              47.0
                                                                ----------       ------        ----------            ------
Total Capitalization                                               993,616         80.7         1,218,664              97.4
                                                                 ---------       ------         ---------            ------
Interim Financing (Note 7):
Short-term obligations                                              60,000                          7,500
Current maturities of long-term obligations                        178,000                         25,000
                                                                ----------                    -----------
Total Interim Financing                                            238,000         19.3            32,500               2.6
                                                                ----------       ------       -----------            ------
Total Capitalization and Interim Financing                      $1,231,616        100.0%       $1,251,164             100.0%
                                                                 =========        =====         =========             =====

The accompanying notes are an integral part of these financial statements.



                           Central Maine Power Company
          CONSOLIDATED STATEMENT OF CHANGES IN COMMON-STOCK INVESTMENT
                             (Dollars in thousands)

                   For the three years ended December 31, 1997
                                                                     Amount at par   Other paid-in      Retained
                                                         Shares          value          capital         earnings         Total
Balance - December 31, 1994                            32,442,752       $162,214        $275,627        $ 53,482        $491,323
                                                       ----------        -------         -------         -------         -------
Net income                                                                                                37,980          37,980
Dividends declared:
    Common stock                                                                                         (29,199)        (29,199)
    Preferred stock                                                                                      (10,178)        (10,178)
Cost for reacquired preferred stock                                                          581            (581)
Shareholders Rights Plan redemption                                                         (324)                           (324)
Capital stock expense                                                                        403                             403
                                                     ------------------------------    ---------     ------------      ---------
Balance - December 31, 1995                            32,442,752        162,214         276,287          51,504         490,005
                                                       ----------        -------         -------         -------         -------
Net income                                                                                                60,229          60,229
Dividends declared:
    Common stock                                                                                         (29,199)        (29,199)
    Preferred stock                                                                                       (9,452)         (9,452)
Cost for reacquired preferred stock                                                          536            (536)
Capital stock expense                                                                         (5)                             (5)
                                                     ------------------------------  -----------     -----------     -----------
Balance - December 31, 1996                            32,442,752        162,214         276,818          72,546         511,578
                                                       ----------        -------         -------          ------         -------
Net income                                                                                                13,422          13,422
Dividends declared:
    Common stock                                                                                         (29,199)        (29,199)
    Preferred stock                                                                                       (8,209)         (8,209)
Cost for reacquired preferred stock                                                          348            (348)
Capital stock expense                                                                          2                               2
                                                     -----------------------------    ----------     -----------     -----------
Balance - December 31, 1997                            32,442,752       $162,214        $277,168         $48,212        $487,594
                                                       ==========        =======         =======          ======         =======

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

Impact of New Accounting Standards

In February 1997, FASB issued SFAS No. 128, "Earnings per Share." This statement, which is effective for fiscal years ending after December 15, 1997, establishes simplified standards for computing and presenting earnings per share ("EPS"). In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for fiscal years beginning after December 15, 1997 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company anticipates that adoption of these standards will not have a significant impact on its financial statements.

Regulation

The rates, operations, accounting, and certain other practices of the Company and MEPCO are subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and the Federal Energy Regulatory Commission (FERC).

Electric Operating Revenues

Electric operating revenues include amounts billed to customers and an estimate of unbilled sales, for services rendered but not yet billed.

Utility Plant

Utility plant is stated at original cost of construction. The costs of replacements of property units are capitalized. Maintenance and repairs and replacements of minor items are expensed as incurred. The original cost of property retired, net of salvage value, and the related costs of removal are charged to accumulated depreciation.

The Company's utility plant in service as of December 31 was comprised as follows:

                                                                        Average
                                                                       Remaining
                                                       Average          Service
                                                       Service           Life
                             1997          1996         Life*          12/31/97
                             ----          ----        ------          --------

Generation .........     $  514,815     $  506,159     37.6 years     20.9 years
Transmission .......        250,109        247,666     41.6 years     25.2 years
Distribution .......        704,345        685,142     37.7 years     28.8 years
General ............        205,607        205,467     18.6 years     13.3 years
                         ----------     ----------     ----------     ----------
                         $1,674,876     $1,644,434
                         ==========     ==========

*Based on the Company's last depreciation represcription study as of December 31, 1992.

Depreciation

Depreciation of electric property is calculated using the straight-line method. The weighted average composite rate was 3.0% in each of 1997, 1996 and 1995.

Allowance for Funds Used During Construction (AFC)

The Company capitalizes AFC as part of construction costs. AFC represents the composite interest and equity costs of capital funds used to finance that portion of construction costs not yet eligible for inclusion in rate base. AFC is capitalized in "Utility plant" with offsetting noncash credits to "Other income" and "Interest." The composite AFC rates were 9.7 percent, 8.7 percent, and 8.4 percent in 1997, 1996, and 1995, respectively.

Deferred Charges and Other Assets

The Company defers and amortizes certain costs in a manner consistent with authorized or probable ratemaking treatment. The Company capitalizes carrying costs as a part of certain deferred charges, principally energy-management costs, and classifies such carrying costs as other income. The following table depicts the components of deferred charges and other assets at December 31, 1997, and 1996:

(Dollars in thousands)                                   1997            1996
                                                         ----            ----
NUG contract buy-outs and restructuring (Note 6)       $  92,946       $113,796
Energy-management costs                                   31,995         35,986
Postretirement benefits (Note 5)                          20,900         22,962
Financing costs                                           18,560         20,684
Environmental site clean-up costs (Note 4)                 7,891          7,876
Non-operating property, net                                7,624          7,176
Workers Compensation                                       5,350          6,050
Other, including MEPCO                                    25,449         23,673
                                                         -------        -------
  Total                                                 $210,715       $238,203
                                                         =======        =======

Certain costs are being amortized and recovered in rates over periods ranging from three to 30 years. Amortization expense for the next five years is shown below:

(Dollars in thousands)        Amount
1998                          $26,934
1999                           24,433
2000                           23,323
2001                           19,818
2002                           19,226

Recoverable Costs of Seabrook I and Abandoned Projects

The recoverable after-tax investments in Seabrook I and abandoned projects are reported as assets, pursuant to May 1985 and February 1991 MPUC rate orders. The Company is allowed a current return on these assets based on its authorized rate of return. In accordance with these rate orders, the deferred taxes related to these recoverable costs are amortized over periods of four to 10 years. As of December 31, 1997, substantially all deferred taxes related to Seabrook I have been amortized. The recoverable investments as of December 31, 1997, and 1996 are as follows:

                                            December 31              Recovery
(Dollars in thousands)                 1997             1996      periods ending
                                       ----             ----      --------------
Recoverable costs of:
Seabrook I                             $141,084        $141,084        2015
Other Projects                           57,491          57,491        2001
                                        -------         -------
                                        198,575         198,575
                                        -------         -------
Less: accumulated amortization          114,035         108,209
Less: related income taxes                  514             815
                                      ---------       ---------
  Total Net Recoverable Investment     $ 84,026        $ 89,551
                                        =======         =======

Note 2:  Income Taxes

The components of federal and state income-tax provisions reflected in the Consolidated Statement of Earnings are as follow:

                                                Year ended December 31
(Dollars in thousands)                      1997         1996         1995
                                            ----         ----         ----
Federal:
Current                                    $  8,534      $21,682      $15,965
Deferred                                     (5,922)       5,751        2,278
Investment tax credits, net                  (1,455)        (464)      (1,715)
Regulatory deferred                           5,390         (623)      (2,619)
                                              -----      -------       -------
  Total Federal Taxes                         6,547       26,346       13,909
                                              -----       ------       ------
State:
Current                                    $  1,831     $  7,022     $  3,777
Deferred                                     (1,720)         (10)         343
Regulatory deferred                           1,504       (1,336)      (1,997)
                                              -----      -------      -------
  Total State Taxes                           1,615        5,676        2,123
                                              -----      -------      -------
  Total Federal and State Income Taxes       $8,162      $32,022      $16,032
                                              =====       ======       ======
Federal and state income taxes charged to:
Operating expenses                           $7,424      $30,125      $13,328
Other income                                    738        1,897        2,704
                                             ------      -------      -------
                                             $8,162      $32,022      $16,032
                                              =====       ======       ======

Federal income tax, excluding federal regulatory deferred taxes, differs from the amount of tax computed by multiplying income before federal tax by the statutory federal rate. The following table reconciles the statutory federal rate to a rate determined by dividing the total federal income-tax expense by income before that expense:

                                                                          Year ended December 31
                                                      1997                            1996                          1995
                                                      ----                            ----                          ----
                                             Amount           %            Amount           %            Amount           %
(Dollars in thousands)
Income tax expense at statutory federal
rate                                         $  6,990          35.0%       $30,301          35.0%        $18,161         35.0%
                                                -----          ----         ------          ----          ------         ----
Permanent differences:
Investment tax-credit amortization
                                               (1,469)         (7.3)        (1,482)         (1.7)         (1,613)        (3.1)
Dividend-received deduction                    (1,911)         (9.6)        (1,895)         (2.2)         (2,219)        (4.3)
Other, net                                        (80)          (.4)          (293)         (0.3)           (217)        (0.4)
                                              -------         -----        -------          ----        --------         ----
                                                3,530          17.7         26,631          30.8          14,112         27.2
                                                -----          ----         ------          ----          ------         ----
Effect of timing differences for items
 which receive flow through treatment:
Tax-basis repairs                              (1,020)         (5.1)        (1,229)         (1.4)           (891)        (1.7)
Depreciation differences flowed through
in prior years                                  2,923          14.6          2,327           2.7           2,291          4.4
Accelerated flowback of deferred taxes
on loss on abandoned generating projects
                                                1,700           8.5          1,708           1.9           1,873          3.6
Benefits related to Section 1245 Losses
                                               (1,818)         (9.1)             -           -                 -          -
IRS audit resolution regarding
depreciation methods                              852           4.3         (3,230)         (3.7)              -          -
Loss on Reacquired Debt                           540           2.7            537           0.6             535          1.0
Provision for deferred taxes relating
to normalization of certain short-term
timing differences*
                                                                                 -           -            (2,545)        (4.9)
Flowback of Excess Federal Deferred
Taxes due to TRA86                             (1,005)         (5.0)         (520)          (0.6)           (400)        (0.8)
Other, net                                        845           4.2            122           0.1          (1,066)        (2.0)
                                               ------          ----        -------         -----          ------         ----
  Federal Income Tax Expense and
  Effective Rate                               $6,547          32.8%       $26,346          30.4%        $13,909         26.8%
                                                =====          ====         ======          ====          ======         ====

*During 1995, the Company adjusted the deferred tax balances for certain normalized items.

The Company and MEPCO record deferred income-tax expense in accordance with regulatory authority; they also defer investment and energy tax credits and amortize them over the estimated lives of the assets that generated the credits.

A valuation allowance has not been recorded at December 31, 1997, and 1996, as the Company expects that all deferred income tax assets will be realized in the future.

Accumulated deferred income taxes consisted of the following in 1997 and 1996:
(Dollars in thousands)                                        1997        1996
                                                              ----        ----
Deferred tax assets resulting from:
   Investment tax credits, net                              $ 21,047    $ 22,050
   Regulatory liabilities                                     25,188      17,919
   Alternative minimum tax                                     6,053      10,241
   All other                                                  27,072      26,588
                                                             -------     -------
                                                              79,360      76,798
                                                             -------     -------
Deferred tax liabilities resulting from:
   Property                                                  295,293     288,370
   Abandoned plant                                            57,921      61,729
   Regulatory assets                                          77,572      85,508
                                                            --------    --------
                                                             430,786     435,607
                                                             -------     -------
   Accumulated deferred income taxes, end of year, net      $351,426    $358,809
                                                             =======     =======

Accumulated deferred income taxes, recorded as:
   Accumulated deferred income taxes                        $350,912    $357,994
   Recoverable costs of Seabrook 1 and abandoned projects,
    net                                                          514         815
                                                            --------   ---------
                                                            $351,426    $358,809
                                                             =======     =======

Note 3:  Regulatory Matters

Alternative Rate Plan

Effective  January  1,  1995,  rate  regulation  for  the  Company  underwent  a fundamental change with the implementation of the ARP, which replaced traditional regulation. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of the Company's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC is continuing to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the Company will continue to apply the provisions of SFAS No. 71 to its accounting transactions and its future financial statements. See "Meeting the Requirements of SFAS No. 71," below.

The ARP contains a mechanism that provides price caps on the Company's retail rates to increase annually on July 1, which commenced July 1, 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of the Company's retail rates, and includes fuel-and-purchased power cost that previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.

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

The sharing mechanism will adjust the subsequent year's July price-cap change in the event the Company's earnings are outside a range of 350 basis points above or below the Company's allowed return on equity, starting at the 10.55% allowed return (1995) and indexed annually for changes in capital costs. Outside that range, profits and losses would be shared equally by the Company and ratepayers in computing the price-cap adjustment. This feature commenced with the price-cap change of July 1, 1996, and reflected 1995 results. The ROE used for earnings sharing was increased to 11.5% effective with the July 1999 price change.

The ARP also provides for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, penalties for failure to attain customer-service and energy-efficiency targets. The ARP also generally defines mandated costs that would be recoverable by the Company notwithstanding the index-based price cap. To receive such treatment, a mandated cost's revenue requirement must exceed $3 million and have a disproportionate effect on the Company or the electric-power industry.

Pursuant with the annual price-change provision in the ARP, the MPUC approved the following increases:

                                            1997         1996        1995
                                            ----         ----        ----

  Inflation Index                           2.12%         2.55%       2.92%
  Productivity Offset                      (1.00)        (1.00)       (.50)
  Qualfying Facility Offset                 (.42)             -           -
  Earnings Sharing                              -          .32            -
  Flowthrough and Mandated Items             .40         (0.61)        .01
                                           -----         ------      -----
                                            1.10%         1.26%       2.43%
                                            ====          ====        ====

Industry Restructuring and Strandable Costs

Legislation that will restructure the electric-utility industry in Maine by March 1, 2000, was enacted by the Maine Legislature in May 1997, and is discussed in detail under this heading below. A departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

The Company has substantial exposure to cost stranding relative to its size. In general, its stranded costs reflect the excess costs of the Company's purchased-power obligations over the market value of the power, and the costs of deferred charges and other regulatory assets. The major portion of the Company's strandable costs is related to above-market costs of purchased-power obligations arising from the Company's long-term, noncancelable contracts for the purchase of capacity and energy from NUGs, and deferred regulatory assets. There is a high degree of uncertainty that surrounds stranded-cost estimates, resulting from having to rely on projections and assumptions about future conditions, including, among others, estimates of the future market for power.

Restructuring Legislation and MPUC Proceeding: The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a
"reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigatable costs made unrecoverable as a result of the restructuring required by the legislation and would be determined by the MPUC as provided in the legislation. The MPUC must conduct separate adjudicatory proceedings to determine the stranded costs for each utility and the corresponding revenue requirements and stranded-cost charges to be charged by each transmission-and-distribution utility. Those proceedings must be completed by July 1, 1999. The MPUC has initiated the proceeding that will determine the Company's stranded costs, corresponding revenue requirements and stranded-cost charges to be charged by it when it becomes a transmission-and-distribution utility and has scheduled completion of the proceeding for the second half of 1998. On December 5, 1997, the Company filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an updated estimate of its strandable costs, which are to be defined by the MPUC later in the proceeding. The Company estimated its strandable costs at approximately $1.3 billion and explained the assumptions underlying the estimate. The estimate was developed without consideration of the Company's own generating assets, most of which are under contract to be sold to FPL Group in 1998. The Company's strandable costs, therefore, could be partially mitigated by the proceeds, in excess of book value of nearly $500 million. The Company cannot predict the results of the proceeding.

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

In addition, a customer who significantly reduces or eliminates consumption of electricity due to self-generation, conversion to an alternative fuel, or demand-side management may not be assessed an exit fee or re-entry fee in any form for such reduction or elimination of consumption or for the re-establishment of service with a transmission-and-distribution utility. Finally, recovery of nuclear-plant decommissioning costs as required by federal law, rule or order, will be funded through transmission-and-distribution utility rates and charges.

Agreement for Sale of Company's Generation Assets

On January 6, 1998, the Company announced that it had reached agreement to sell all of its hydro-fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash to Florida-based FPL Group. The related book value for these assets is approximately $221 million at December 31, 1997. In addition, as part of its agreement with FPL Group, the Company entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000.

The Company's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone III nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the present sale. The Company will continue to seek buyers for those assets. The Company did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee, (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

Substantially all of the generating assets included in the sale are subject to the lien of the Company's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Proceeds on deposit with the trustee may be used by the Company to redeem or repurchase bonds under the terms of the Indenture, including the possible discharge of the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. The Company must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, market conditions and terms of outstanding securities.

The bid value in excess of the remaining investment in the power plants will reduce the Company's stranded costs and other costs, which could lower the amount that would otherwise be collected from customers by nearly half a billion dollars. However, the Company will incur incremental costs as a result of the power buy-back arrangements in excess of the pre-sale costs of capacity and energy from the plants being sold, which will effectively lower the amount of sale proceeds available to reduce stranded and other costs.

Storm Damage to Company's System

On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck the Company's service territory, causing power outages for approximately 280,000 of the Company's 528,000 customers, on January 9 immediately after the storm, and substantial widespread damage to the Company's transmission and distribution system. To restore its electrical system, the Company supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. The Company estimates the incremental costs of the repair effort at $60 - $65 million, of which most of the expense was labor related.

On January 15, 1998, the Maine Public Utilities Commission ("MPUC") issued an Order (the "Order") allowing the Company to defer on its books the incremental non-capital costs associated with the Company's efforts to restore service in response to the damage resulting from the storm. The Order requires the Company, as part of its annual filing under its Alternative Rate Plan ("ARP"), to file information on the amounts deferred under the Order and to submit a proposal as to how the costs associated with the Order should be recovered under the ARP.

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

The recent legislation enacted in Maine associated with industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," the Company will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the transmission and distribution company. The Company anticipates that once a detailed plan for deregulation of generation is known, the application of SFAS No. 71 to the unregulated generation segment will no longer apply and the Company will be required to discontinue SFAS No. 71 for any remaining generation segment of its business. The Company further anticipates, based on current generally accepted accounting principles, that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business. Future regulatory rules or other circumstances could cause the application of FAS 71 to be discontinued, which could result in a noncash write-off of previously established regulatory assets.

Note 4: Commitments and Contingencies

Construction Program

The Company's plans for improving and expanding generating, transmission, distribution facilities, and power-supply sources are under continuing review. Actual construction expenditures will depend upon the availability of capital and other resources, load forecasts, customer growth, and general business conditions. The Company's current forecast of capital expenditures for the five-year period 1997 through 2002, are as follows:


(Dollars in millions)                 1998         1999-2002      Total
                                      ----         ---------      -----
Type of Facilities:
Generating projects                    $ 5           $  -         $   5
Transmission                             3              14           17
Distribution                            31             131          162
General facilities and other            17              74           91
                                        --             ---          ---
Total Estimated Capital Expenditures   $56            $219         $275
                                        ==             ===          ===

Customer Retention

The Company entered into five-year definitive agreements with 18 customers that lock-in non-cumulative rate reductions of 15% for the three years 1995 through 1997, 16% for 1998, and 18% for 1999, below the December 1, 1994, levels. These contracts also protect these customers from price increases that might otherwise be allowed under the ARP. The participating customers agreed to take electrical service from the Company for five years and not to switch fuels, install new self-generation equipment, or seek another supplier of electricity for existing electrical load during that period. New electrical load in excess of a stated minimum level could be served by other sources, but the Company could compete for that load.

The Company believes that without offering the competitive pricing provided in the agreements, a number of these customers would be likely to install additional self-generation or take other steps to decrease their electricity purchases from the Company. The revenue loss from such a usage shift could have been substantial.

The Company estimates that based on the rate reductions provided in these agreements, its gross revenues were approximately $27 million lower in 1995, approximately $45 million lower in 1996 and approximately $65 million lower in 1997, than would have been the case if these customers continued to pay full retail rates without reducing their purchases from the Company.

However, these rate reductions were negotiated giving consideration to important related cost savings. Electricity price changes affect the cost of some NUG power contracts. The reduction in rates to large customers reduced purchased-power costs by approximately $30 million as a result of linkage between retail tariffs and some contract prices.

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

On October 1, 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP"). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. This SOP has not had a material impact on the company's financial position or results of operations.

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. The Company cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At December 31, 1997, the liability recorded by the Company for its estimated environmental remediation costs amounted to $2.1 million, which management has determined to be the most probable amount within the range of $2.1 million to $8.0 million. Such costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

Proposed Federal Income Tax Adjustments.- On September 3, 1997, the Company received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of the Company's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, the Company received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of the Company's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the ARP effective January 1, 1995. The second major adjustment would disallow the Company's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by the Company in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through December 31, 1997, amounted to $13.1 million, or a decrease in net income of $7.8 million, and which could increase interest expense approximately $441,000 per month until either the tax deficiency is paid or the issues are resolved in favor of the Company, in which case no interest would be due. If the IRS were to prevail, the Company believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. The Company believes its tax treatment of the unresolved issues was proper and as a result, the potential interest discussed above has not been accrued. On December 10, 1997, the Company filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. The Company plans to seek review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute can be resolved in advance of a court determination. Absent such a resolution, the Company plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

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

In addition to the insurance required by the Act, the nuclear generating facilities referenced above carry additional nuclear property-damage insurance. This additional insurance is provided from commercial sources and from the nuclear electric-utility industry's insurance company through a combination of current premiums and retrospective premium adjustments. Based on current premiums and the Company's indirect and direct ownership in nuclear generating facilities, this adjustment could range up to approximately $3.6 million annually.

Joint Venture

The Company and New York State Electric & Gas Corp. have signed a joint-venture agreement to distribute natural gas to many Maine communities that aren't now served with that fuel. If state regulators approve, a new company owned equally by CMP and NYSEG would be in a position to offer gas in the Augusta and Bangor areas, and in other communities including Bath, Bethel, Brunswick, North Windham, Rumford, and Waterville.

Note 5:  Pension and Other Benefits

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

A summary of the components of net periodic pension cost for the non-union and union defined-benefit plans in 1997, 1996 and 1995 follows:

                                         1997                           1996                           1995
                                         ----                           ----                           ----
(Dollars in                      Non-                           Non-                            Non-
   thousands)                   union           Union          union           Union           union           Union
                                -----           -----          -----           -----           -----           -----
Service cost                 $    2,375        $  1,694       $  2,334        $  1,780      $    2,014        $  1,414
Interest cost                     5,727           3,973          5,225           3,852           5,653           3,889
Return on assets                (10,683)         (7,286)        (8,168)         (5,036)        (16,135)         (9,786)
Net amortization                  5,119           3,626          2,911           1,536          10,030           6,028
Early Retirement                 -               -              -               -                3,859           3,141
                              ---------       ---------      ---------      ----------           -----           -----
Net Periodic
   Pension Cost              $    2,538      $    2,007       $  2,302          $2,132      $    5,421        $  4,686
                                =======         =======          ======          ======        =======           =====

Assumptions used in accounting for the non-union and union defined-benefit plans in 1997, 1996 and 1995 are as follows:

                                                  1997       1996         1995
                                                  ----       ----         ----
Weighted average discount rate                   7.00%       7.50%        7.25%
Rate of increase in future compensation levels   4.5%        4.5%         4.5%
Expected long-term return on assets              8.75%       8.5%         8.5%

The following table sets forth the actuarial present value of pension-benefit obligations, the funded status of the plans, and the liabilities recognized on the Company's balance sheet at December 31, 1997, and 1996:

                                                                   1997                            1996
                                                                   ----                            ----
(Dollars in thousands)                                     Non-                           Non-
                                                          union           Union           union          Union
Present value of benefit obligations:
Vested                                                    $68,483         $52,048         $62,461         $47,617
                                                           ------          ------          ------          ------
Accumulated benefit                                       $71,839         $53,781         $64,394         $48,783
                                                           ------          ------          ------          ------
Projected benefit                                         $87,607         $60,806         $75,570         $55,688
Plan assets at estimated market value (primarily
stocks, bonds, and guaranteed annuity contracts)
                                                           85,707          54,803          77,996          48,091
                                                           ------          ------          ------          ------
Funded status - projected benefit obligation in
excess of or (less than) plan assets
                                                            1,900           6,003          (2,426)          7,597
Unrecognized prior service cost                            (1,629)         (1,352)         (1,785)         (1,481)
Unrecognized net gain                                      16,015           4,884          19,819           3,745
Unrecognized (net obligation) net asset                      (134)          1,405            (163)          1,675
                                                          -------         -------         -------          ------
Net Pension Liability Recognized in the
  Balance Sheet                                           $16,152         $10,940         $15,445         $11,536
                                                           ======          ======          ======          ======

Savings Plan

The Company offers an employee savings plan to all eligible employees. The non-union plan allows participants to invest from 2% to 15% of their salaries among several alternatives. The employer contribution equals 60% of the first 5% (total of 3%) of the employees' contribution.

As part of the collective bargaining agreement, effective in May 1997, the union plan allows maximum deferrals of up to 16% of their salaries among several alternatives. The employer contribution equals 60% of the first 5% and 50% of the next 2% invested, bringing the maximum employer contribution to 4% if an employee defers 7% of compensation.

The Company's contributions to the savings plan trust were $1.8 million in 1997, $1.7 million in 1996 and $1.6 million in 1995.

Post-Retirement Benefits

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

The MPUC prescribes the maximum amortization period of the average remaining service life of active employees or 20 years, whichever is longer, for the transition obligation. The Company is utilizing a 20 year amortization period. Segregation in an external fund is required for amounts collected in rates. The Company funded $3 million in November 1997 and plans to monitor and fund the same amount annually in order to meet its obligation. Once amounts are funded, the return on those assets will be reflected in postretirement benefit cost.

As a result of the MPUC order, the Company records the cost of these benefits by charging expense in the period recovered through rates. The annual post-retirement benefit expense is currently included in rates as well as an amount designed to recover the deferred balance over a period of 20 years. The amounts included in rates in 1997, 1996 and 1995 were $9.7, $9.8 and $7.6 million, respectively. With the reduction in the deferred account of $1.8 million in 1997, and the excess over those amounts of $1.1 million in 1996 and $6.2 million in 1995, deferred for future recovery. The total amount deferred as a regulatory asset as of December 31, 1997 was $21 million. A summary of the components of net periodic postretirement benefit cost for the plan in 1997, 1996 and 1995 follows:

(Dollars in thousands)                                1997      1996     1995
                                                      ----      ----     ----
Service cost                                        $ 1,201   $ 1,347  $    846
Interest on accumulated postretirement benefit
obligation                                            4,702     5,720     7,389
Special retirement offer                                  -         -       200
Amortization of transition obligation                 3,704     4,080     4,606
Amortization of prior service cost                        -        35        42
Amortization of gain                                 (1,029)     (329)     (188)
                                                      -----    ------    ------
Postretirement benefits expense                       8,578    10,853    12,895
Deferred postretirement benefits expense               -       (1,056)   (6,204)
                                                      -----    ------    ------
Postretirement Benefit Expense Recognized in the
  Statement of Earnings                             $ 8,578   $ 9,797  $  6,691
                                                      =====    ======   =======

The  following   table  sets  forth  the  accumulated   postretirement   benefit
obligation, the funded status of the plan, and the liability recognized on the Company's balance sheet at December 31, 1997 and 1996:

(Dollars in thousands)                                  1997            1996
                                                        ----            ----
Accumulated postretirement benefit obligation:
Retirees                                                $47,323        $51,815
Fully eligible active plan participants                   2,499          2,707
Other active plan participants                           19,927         19,381
                                                         ------         ------
Total accumulated postretirement benefit obligation      69,749         73,903
Plan assets, at fair value                                3,025            849
                                                        -------       --------
Accumulated postretirement benefits obligation in
excess of plan assets                                    66,724         73,054
Unrecognized net gain (loss)                             19,680         15,987
Unrecognized prior service cost                              (5)            (5)
Unrecognized transition obligation                      (55,563)       (59,267)
                                                         ------         ------
Accrued Postretirement Benefit Cost Recognized in
the Balance Sheet                                      $ 30,836       $ 29,769
                                                         ======         ======

The assumed health-care cost-trend rates range from 5.6% to 6.5% for 1997 reducing to 5.0% overall over a period of 25 years. Rates range from 5.7% to 6.8% for 1996, reducing to 5.0% overall, over a period of 10 years. Rates range from 6.4% to 9.3% for 1995, reducing to 5.0% overall, over a period of 10 years. The effect of a one-percentage-point increase in the assumed health-care cost-trend rate for each future year would increase the aggregate of the service and interest-cost components of the net periodic postretirement benefit cost by $0.5 million and the accumulated postretirement benefit obligation by $8.5 million. Additional assumptions used in accounting for the postretirement benefit plan in 1997, 1996 and 1995 are as follows:

                                                   1997        1996       1995
                                                   ----        ----       ----
Weighted-average discount rate                     7.00%       7.50%      7.25%
Rate of increase in future compensation levels     4.50%       4.50%      4.50%

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

Note 6:  Capacity Arrangements

Power Agreements

The Company, through certain equity interests, owns a portion of the generating capacity and energy production of four nuclear generating facilities (the Yankee companies), three of which have been permanently shut down, and is obligated to pay its proportionate share of costs, which include fuel, depreciation, operation-and-maintenance expenses, a return on invested capital, and the estimated cost of decommissioning the nuclear plants.

Pertinent data related to these power agreements as of December 31, 1997, are as follows:

(Dollars in thousands)                  Maine Yankee      Vermont       Connecticut     Yankee Atomic
                                                          Yankee          Yankee
Ownership share                                 38%              4%             6%             9.5%
                                                --               -              -              ---
Operating Status                       Permanently       Operating    Permanently      Permanently
                                       shutdown                       shutdown         shutdown
                                       August 6, 1997                 December 4,      February 26,
                                                                      1996             1992
Contract expiration date                      2008            2012           1998             2000
Capacity (MW)                                    -             531              -                -
Company's share of: Capacity (MW)
                                                 -              19              -                -
1997 energy and capacity costs              78,384           6,216          7,608            4,719
Long-term obligations and redeemable
preferred stock                            112,087           7,699          9,117                -

Estimated decommissioning obligation       329,206          13,860         36,877           13,056

Accumulated decommissioning fund            75,794           6,161         15,623           12,690

Under the terms of its agreements, the Company pays its ownership share (or entitlement share) of estimated decommissioning expense to each of the Yankee companies and records such payments as a cost of purchased power.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it.

The Plant's operating license from the Nuclear Regulatory Commission ("NRC") was due to expire on October 21, 2008.

Costs: The Company has been incurring substantial costs in connection with its 38% share of Maine Yankee costs, as well as additional costs for replacement power while the Plant has been out of service. For the twelve months ended December 31, 1997, such costs amounted to approximately $132.3 million for the
Company: $72.8 million due to basic operations and maintenance costs, $54.0 million due to replacement power costs and $5.5 million associated with incremental costs of operations and maintenance.

The Company's 38% ownership interest in Maine Yankee's common equity amounted to $29.8 million as of December 31, 1977, and under Maine Yankee's Power Contracts and Additional Power Contracts, the Company is responsible for 38% of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for an estimated total cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 Federal Energy Regulatory Commission ("FERC") rate order. Through December 31, 1997, Maine Yankee had collected approximately $199.5 million for its decommissioning obligations.

On November 6, 1997, Maine Yankee submitted the new estimate to the FERC as part of a rate case reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. If the FERC accepts the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. Several interested parties have intervened in the FERC proceeding, including state regulators.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38% share would be approximately $353 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and as of December 31, 1997, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $329 million, which is the $353 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

Management Audit: The MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. One conclusion of the report was that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", and that the decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company does not know how the MPUC plans to use the consultant's report, but believes the report's negative conclusions are unfounded and may be contradictory.

Maine Yankee Debt Restructuring and FERC Rate Proceeding: Maine Yankee entered into agreements in August 1997 with the holders of its outstanding First Mortgage Bonds and its lender banks (the "Standstill Agreements") under which the bondholders and banks agreed that they would not assert that the August 1997 voluntary permanent shutdown of the Plant constituted a covenant violation under Maine Yankee's First Mortgage Indenture or its two bank credit agreements. The Standstill Agreements, as extended in October 1997, were to terminate on January 15, 1998, by which date Maine Yankee was to have reached agreement on restructured debt arrangements reflecting its decommissioning status. On January 15, 1998, Maine Yankee, its bondholders and lender banks revised the Standstill Agreements and extended their term to April 15, 1998.

On November 6, 1997, Maine Yankee filed a rate proceeding with the FERC reflecting the Plant's decommissioning status and requesting an effective date of January 15, 1998, for the amendments to Maine Yankee's power contracts and additional power contracts. On January 14, 1998, the FERC issued an order accepting for filing the rates associated with the amended power contracts and made them effective January 15, 1998, subject to refund.

Condensed financial information on Maine Yankee Atomic Power Company is as follows:

(Dollars in thousands)                       1997         1996         1995
                                             ----         ----         ----
Earnings:
Operating revenues                            $238,586    $185,661     $205,977
Operating income                                18,170      17,150       18,527
Net income                                       9,037       8,106        8,571
Earnings applicable to common stock              7,613       6,637        7,057
                                            ----------   ---------    ---------
Company's Equity Share of Net Earnings     $     2,893  $    2,522   $    2,682
                                            ==========   ---------    ---------
Investment:
Net electric property and nuclear fuel     $    17,938    $222,360     $242,399
Current assets                                  71,098      44,979       34,799
Deferred charges and other assets            1,484,612     334,722      303,760
                                             ---------     -------      -------
Total Assets                                 1,573,648     602,061      580,958
                                             ---------     -------      -------
Less:
Redeemable preferred stock                      17,400      18,000       18,600
Long-term obligations                          270,299     223,572      224,185
Current liabilities                             35,518      34,265       30,904
Reserves and deferred credits                1,172,066     255,472      236,653
                                             ---------     -------      -------
Net Assets                                 $    78,365   $  70,752    $  70,616
                                            ==========    --------     --------
Company's Equity in Net Assets             $    29,779   $  26,886    $  26,834
                                            ==========    ========     ========

In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company announced a permanent shutdown of the Connecticut Yankee plant in Haddam, Connecticut, and decided to decommission the plant for economic reasons. The Company has a 6% equity interest in Connecticut Yankee, totaling approximately $6.6 million at December 31, 1997. The Company estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $36.9 million and has recorded a regulatory asset and a liability on the consolidated balance sheet. The Company is currently recovering through rates an amount adequate to recover these expenses.

On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) decided to permanently discontinue power operation at the Yankee Atomic Plant in Rowe, Massachusetts, and to decommission that facility. The Company relied on Yankee Atomic for less than 1% of the Company's system capacity. Its 9.5% equity investment in Yankee Atomic is approximately $2.2 million. The Company has estimated its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant, to be approximately $13.1 million.

The Company has approximately a 60% ownership interest in the jointly owned, Company-operated, 620-megawatt oil-fired W. F. Wyman Unit No. 4. See Note 3, "Regulatory Matters" - "Agreement for Sale of Company's Generation Assets." The Company also has a 2.5% ownership interest in the Millstone Unit No. 3 nuclear plant operated by Northeast Utilities, and is entitled to approximately 29-megawatt share of that unit's capacity. The Company's plant in service, nuclear fuel, decommissioning fund, and related accumulated depreciation and amortization attributable to these units as of December 31, 1997, and 1996 were as follows:

                                                                 Wyman 4                    Millstone 3
                                                                 -------                    -----------
(Dollars in thousands)                                    1997            1996           1997          1996
                                                          ----            ----           ----          ----
Plant in service, nuclear fuel and decommissioning
fund                                                     $116,367       $116,372        $112,227      $112,040
Accumulated depreciation and amortization                  66,239         63,023          42,412        39,181

Millstone Unit No. 3, along with two other units at the same site owned by Northeast Utilities, is on the NRC's "watch list" in "Category 3", which requires formal NRC action before a unit can be restarted. The Company incurred replacement power costs related to Millstone Unit No. 3 of approximately $4.9 million during the twelve months ended December 31, 1997.

Power-Pool Agreements

The New England Power Pool, of which the Company is a member, has contracted in its Hydro-Quebec Projects to purchase power from Hydro-Quebec. The contracts entitle the Company to 44.5 megawatts of capacity credit in the winter and
127.25 megawatts of capacity credit during the summer. The Company has entered into facilities-support agreements for its share of the related transmission facilities. The Company's share of the support responsibility and of associated benefits is approximately 7%.

The Company is making facilities-support payments on approximately $27.1 million, its remaining share of the construction cost for these transmission facilities incurred through December 31, 1997. These obligations are reflected on the Company's consolidated balance sheet as lease obligations with a corresponding charge to electric property.

Non-Utility Generators

The Company has entered into a number of long-term, non-cancelable contracts for the purchase of capacity and energy from non-utility generators (NUG). The agreements generally have terms of five to 30 years, with expiration dates ranging from 1998 to 2023. They require the Company to purchase the energy at specified prices per kilowatt-hour, which are often above market prices. As of December 31, 1997, facilities having 558 megawatts of capacity covered by these contracts were in-service. The costs of purchases under all of these contracts amounted to $306.4 million in 1997, $313.4 million in 1996, and $314.4 million in 1995.

The Company's estimated contractual obligations with NUGs as of December 31, 1997, are as follows:

(Dollars in               Amount
  millions)
1998                        $   296
1999                            294
2000                            294
2001                            273
2002                            281
2003 - 2023                   2,161
                              -----
                             $3,599

Note 7:  Capitalization and Interim Financing

Retained Earnings

Under terms of the most restrictive test in the Company's General and Refunding Mortgage Indenture and the Company's Articles of Incorporation, no dividend may be paid on the common stock of the Company if such dividend would reduce retained earnings below $29.6 million. At December 31, 1997, the Company's retained earnings were $48.2 million, of which $18.6 million were not so restricted.

Mortgage Bonds

Substantially all of the Company's electric-utility property and franchises are subject to the lien of the General and Refunding Mortgage.

The Company's outstanding Mortgage Bonds may be redeemed at established prices plus accrued interest to the date of redemption, subject to certain refunding limitations. Bonds may also be redeemed under certain conditions at their principal amount plus accrued interest by means of cash deposited with the trustee under certain provisions of the mortgage indenture. In 1997, the Company deposited approximately $2.2 million, net of withdrawals, in cash with the Trustee under the Company's General and Refunding Mortgage Indenture in satisfaction of the renewal and replacement fund and other obligations under the Indenture. The total of such cash on deposit with the Trustee as of December 31, 1997, was approximately $61.7 million. Under the Indenture such cash may be applied at any time, at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption. Such cash may also be withdrawn by the Company by substitution of allocated property additions or available bonds.

Mortgage Bonds outstanding as of December 31, 1997, and 1996 were as follows:

(Dollars in thousands)
                                                                     Interest
                            Series        Redeemed/maturity            rate           1997           1996
                            ------        -----------------            ----                          ----
Central Maine Power Company
General and Refunding Mortgage Bonds:
                               U      1998-April 15                   7.54%            $25,000       $ 25,000
                               S      1998-August 15                  6.03              60,000         60,000
                               T      1998-November 1                 6.25              75,000         75,000
                               O      1999-January 1                 7 3/8              50,000         50,000
                               P      2000-January 15                 7.66              75,000         75,000
                               N      2001-September 15               8.50              11,000         11,000
                               Q      2008-March 1                    7.05              75,000         75,000
                               R      2023-June 1                    7 7/8              50,000         50,000
                                                                                      --------       --------
Total Mortgage Bonds                                                                  $421,000   $421,000
                                                                                       =======    =======

Subsequent to year-end, the Company called for redemption all of the outstanding $11 million principal amount of its General and Refunding Mortgage Bonds, Series N 8.50% Due 2001, at a redemption price equal to their principal amount plus accrued interest to the date fixed for redemption. On the same day the Company also called for redemption on March 30, 1998, all of the outstanding $50 million principal amount of its General and Refunding Mortgage Bonds, Series R 7-7/8% Due 2023, also at a redemption price equal to their principal amount plus accrued interest. The bond redemptions are being funded from the approximately $61.7 million on deposit with the trustee under the renewal and replacement fund and release provisions of the Company's General and Refunding Mortgage Indenture.

Limitations on Unsecured Indebtedness

The Company's Articles of Incorporation limit certain unsecured indebtedness that may be outstanding to 20% of capitalization, as defined without the consent of the holders of the Company's preferred stock; 20% of defined capitalization amounted to $211 million as of December 31, 1997. Unsecured indebtedness, as defined, amounted to $144 million as of December 31, 1997.

Medium-Term Notes

In May 1989, holders of the Company's preferred stock consented to the issuance of unsecured Medium-Term Notes in an aggregate principal amount of $150 million outstanding at any one time. At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. As of December 31, 1997, $43 million of Medium-Term Notes were outstanding. Interest on fixed-rate notes is payable on March 1 and September 1, while interest on floating-rate notes is payable on the dates indicated thereupon.

Medium-Term Notes outstanding as of December 31, 1997, and 1996 were as follows:

(Dollars in thousands)
Maturity                   Interest rate         1997           1996
                           -------------         ----           ----
Series A:
2000                                9.65%       $ 5,000        $ 5,000
Series B:
1998                               5.32           8,000         23,000
Series C:
1998-2001                     7.40-7.85          30,000         40,000
                                                 ------         ------
Total Medium-Term Notes                         $43,000        $68,000
                                                 ======         ======

Pollution-Control Facility and Other Notes

Pollution-control facility and other notes outstanding as of December 31, 1997, and 1996 were as follows:

(Dollars in thousands)
Series                                       Interest rate          Maturity             1997          1996
------                                       -------------          --------             ----          ----
Central Maine Power Company:
Yarmouth Installment Notes                         6 3/4%    June 1, 2002                $ 9,805      $10,250
Yarmouth Installment Notes                         6 3/4     December 1, 2003              1,000        1,000
Industrial Development
  Authority of the State of                        7 3/8     May 1, 2014                  11,000       11,000
  New Hampshire Notes                              7 3/8     May 1, 2014                   8,500        8,500
Finance Authority of Maine                          8.16     January 1, 2005              53,329       60,129
Maine Electric Power Company, Inc.:
Promissory Notes                                  Variable*  November 1, 2000                620          820
                                                                                         -------      -------
Total Pollution-Control
  Facility and Other Notes                                                               $84,254      $91,699
                                                                                          ======       ======

*The average rate was 6.5% in 1997 and 6.3% in 1996.

The bonds issued by the Industrial Development Authority of the State of New Hampshire are supported by loan agreements between the Company and the Authority. The bonds are subject to redemption at the option of the Company at their principal amount plus accrued interest and premium, beginning in 2001.

On October 26, 1994, FAME issued $79.3 million of Taxable Electric Rate Stabilization Revenue Notes Series 1994A (FAME notes). FAME and the Company entered into a loan agreement under which the Company issued FAME a note for approximately $66.4 million, evidencing a loan in that amount. The remaining $12.9 million of FAME-notes proceeds over the $66.4 million was placed in a capital-reserve account. The amount in the capital-reserve account is equal to the highest amount of principal and interest on the FAME notes to accrue and come due in any year the FAME notes are outstanding. The amounts invested in the capital reserve account are initially invested in government securities designed to generate interest income at a rate equal to the interest on the FAME notes. Under the terms of the loan agreement, the Company is also responsible for or receives the benefit from the interest rate differential and investment gains and losses on the capital reserve account.

Capital Lease Obligations

The Company leases a some of its buildings and equipment under lease arrangements, and accounts for certain transmission agreements as capital leases using periods expiring between 2006 and 2021. The net book value of property under capital leases was $31.2 million and $33.1 million at December 31, 1997, and 1996, respectively. Assets acquired under capital leases are recorded as electric property at the lower of fair-market value or the present value of future lease payments, in accordance with practices allowed by the MPUC, and are amortized over their contract terms. The related obligation is classified as other long-term debt. Under the terms of the lease agreements, executory costs are excluded from the minimum lease payments.

Estimated future minimum lease payments for the five years ending December 31, 2002, together with the present value of the minimum lease payments, are as follows:

(Dollars in thousands)                                           Amount
                                                                 ------
1998                                                             $ 5,440
1999                                                               5,270
2000                                                               5,099
2001                                                               4,928
2002                                                               4,758
Thereafter                                                        51,603
                                                                  ------
Total minimum lease payments                                      77,098
Less: amounts representing interest                               42,581
                                                                  ------
Present Value of Net Minimum Lease Payments                      $34,517
                                                                  ======

Sinking-Fund Requirements

Consolidated sinking-fund requirements for long-term obligations, including capital lease payments and maturing debt issues, for the five years ending December 31, 2002, are as follows:

                                    (Dollars in thousands)
           Sinking fund   Maturing debt
                                             Total
1998            2,411         178,000        180,411
1999            9,854          60,000         69,854
2000           10,518          80,000         90,518
2001           10,948          21,000         31,948
2002           18,765               -         18,765

Operating Lease Obligations

The Company has a number of operating-lease agreements primarily involving computer and other office equipment, land, and telecommunications equipment. These leases are noncancelable and expire on various dates through 2007.

Following is a schedule by year of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997:

(Dollars in thousands)        Amount
1998                               4,924
1999                               4,135
2000                               3,999
2001                               3,415
2002                               3,410
Thereafter                         1,301
                                 $21,184

Rent expense under all operating leases was approximately $6.1 million, $5 million, and $5.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Disclosure of Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable are discussed below. The carrying amounts of cash and temporary investments approximate fair value because of the short maturity of these investments. The fair value of redeemable preferred stock and pollution-control facility and other notes is based on quoted market prices as of December 31, 1997 and 1996. The fair value of long-term obligations is based on quoted market prices for the same or similar issues, or on the current rates offered to the Company based on the weighted average life of each class of instruments.

The estimated fair values of the Company's financial instruments as of December 31, 1997, and 1996 are as follows:

                                      1997                       1996
                                      ----                       ----
                             Carrying     Fair value     Carrying    Fair value
(Dollars in thousands)        amount                      amount
                              ------                      ------
Redeemable preferred stock    $ 46,528      $ 48,247      $ 60,528     $ 57,228
Mortgage bonds                 421,000       421,151       421,000      415,578
Medium-term notes               43,000        43,378        68,000       67,667
Pollution-control facility
 and other notes                84,254        83,163        91,699       91,791

Cumulative Preferred Stock

Preferred-stock balances outstanding as of December 31, 1997, 1996 and 1995 were as follows:


                                                                Current shares
(Dollars in thousands, except per-share amounts)                 outstanding         1997         1996          1995
                                                                 -----------         ----         ----          ----
Preferred Stock - Not Subject to
Mandatory Redemption:
$25 par value - authorized 2,000,000
  shares; outstanding:                                                   None         $    -       $    -     $      -
$100 par value noncallable -authorized
  5,713 shares; outstanding 6% voting                                   5,713            571          571          571
$100 par value callable - authorized
  2,300,000* shares; outstanding:
3.50% series (redeemable at $101)                                     220,000         22,000       22,000       22,000
4.60% series (redeemable at $101)                                      30,000          3,000        3,000        3,000
4.75% series (redeemable at $101)                                      50,000          5,000        5,000        5,000
5.25% series (redeemable at $102)                                      50,000          5,000        5,000        5,000
7 7/8% series (optional redemption after
  9/1/97, at $100)                                                    300,000         30,000       30,000       30,000
                                                                                      ------       ------       ------
Preferred Stock - Not Subject to Mandatory Redemption
                                                                                     $65,571      $65,571      $65,571
                                                                                      ======       ======       ======
Redeemable Preferred Stock - Subject to
  Mandatory Redemption:
Flexible Money Market  Preferred  Stock,  Series A - 7.999%  (395,275  shares in
1997, 1996 and 1995)
                                                                      395,275         39,528       39,528       39,528
8 7/8% series (redeemable at $101.97)                                  70,000          7,000       21,000       35,000
                                                                                     -------       ------       ------
Redeemable Preferred Stock - Subject to
  Mandatory Redemption                                                               $46,528      $60,528      $74,528
                                                                                      ======       ======       ======

*Total  authorized  $100  par  value  callable  is  2,300,000   shares.   Shares
outstanding are classified as Not Subject to Mandatory Redemption and Subject to Mandatory Redemption.

Sinking-fund provisions for the 8 7/8% Series Preferred Stock require the Company to redeem all shares at par plus an amount equal to dividends accrued to the redemption date on the basis of 70,000 shares annually commencing on July, 1996. The Company also has the non-cumulative right to redeem up to an equal amount of the respective number of shares annually, beginning in 1996, at par plus an amount equal to dividends accrued to the redemption date. The sinking-fund requirement for the five-year period ending December 31, 2000 is $7.0 million annually beginning in 1996. The Company redeemed $14 million of these shares at par in 1996 and 1997 pursuant to the mandatory and optional sinking-fund provisions.

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

Subsequent to year end, the Company called for redemption all of the outstanding 300,000 shares of its Preferred Stock 7-7/8% Series at a redemption price of $100 per share. No accrued dividends are being paid on the preferred stock since the redemption date is a regular dividend payment date.

Interim Financing and Credit Agreements

The Company uses funds obtained from short-term borrowing to provide initial financing for construction and other corporate purposes.

To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement has two credit facilities: a $75 million, 364-day revolving credit facility that currently matures on October 21, 1998, and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Both credit facilities require annual fees on the total credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded, as a result of the downgrading of the Company's credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had $60 million outstanding as of December 31, 1997 under the 364-day revolving credit facility at 6.63%.

Note 8:  Quarterly Financial Data (Unaudited)

Unaudited, consolidated quarterly financial data pertaining to the results of operations are shown below.

 (Dollars in thousands, except per-
   share amounts)                                  Quarter ended
                                    March 31    June 30 September 30 December 31
                                    --------    ------- ------------ -----------
1997
Electric operating revenues .....  $ 268,367  $ 210,074   $ 226,134   $ 249,601
Operating income ................     27,513      8,881       7,394      19,491
Net income (loss) ...............     16,027     (2,539)     (5,845)      5,779
Earnings (loss) per common share*        .43       (.15)       (.24)        .12
1996
Electric operating revenues .....  $ 274,139  $ 216,358   $ 228,987   $ 247,562
Operating income ................     39,601     20,495      14,667      32,909
Net income ......................     27,857      9,096       3,392      19,884
Earnings per common share* ......        .78        .20         .04         .54
1995
Electric operating revenues .....  $ 263,312  $ 202,584   $ 217,872   $ 232,248
Operating income ................     39,361      4,052      22,169      20,277
Net income (loss) ...............     26,376     (8,619)     10,400       9,823
Earnings (loss) per common share*        .73       (.34)        .24         .23

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

                                                      PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT.

        See the information under the heading "Election of Directors" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 21, 1998, and Item 4.1, Executive Officers of the Registrant, above, both of which are hereby incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION.

        See the information under the heading "Board Committees, Meetings and Compensation" and the heading "Executive Compensation" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 21, 1998, which is hereby incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.

        See the information under the heading "Security Ownership" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 21, 1998, which is hereby incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        See the information under the heading, "Board Committees, Meetings and Compensation" in the registrant's definitive proxy material for its annual meeting of shareholders to be held on May 21, 1998, which is hereby incorporated herein by reference.

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

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of 1997 and thereafter to date:

Date of Report                                    Items Reported

December 5, 1997                                    Item 5

 a) The Company filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an updated estimate of strandable costs, which are to be defined by the MPUC.

 b) The Company filed an application with the MPUC for authorization to create a holding company that would have as subsidiaries the Company, the Company's non-utility subsidiaries and other entities.

Date of Report                                    Items Reported

January 6, 1998                                     Item 5

      On January 6, 1996, the Company announced that it had reached agreement to sell all of its hydro, fossil and biomass power plans with a combined generating capacity of 1,185 megawatts to a Florida-based FPL Group, the winning builder in the auction process.


       Date of Report                             Items Reported

January 14, 1998                                    Item 5

 a) On January 6 through 9, 1998, an ice storm of unprecedented breadth and severity struck the Company's service territory, causing power outages for approximately 280,000 of the Company's 520,000 customers.

 b) On January 15, 1998, Maine Yankee, its bondholders and lender banks revised the Standstill Agreements and extended their term to April 15, 1998, subject to satisfying certain milestone obligations during the term of the extension.

     On January 14, 1998, the FERC issued an "Order Accepting for Filing and Suspending Power Sales Contract Amendment, and Establishing Hearing Procedures" (the "FERC Order") in which the FERC accepted for filing the rates associated with the amended Power Contracts and made them effective January 15, 1998, subject to refund.

Date of Report                                    Items Reported

January 30, 1998                                    Item 5

      On January 30, 1998, the Company announced its financial results for 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Augusta, and State of Maine on the 27th day of March, 1998.

                                          CENTRAL MAINE POWER COMPANY




                                          By
                                             David E. Marsh
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                          Date

                               President and Chief
                               Executive Officer; Director    March     , 1998
David T. Flanagan
(Principal Executive Officer)

                               Chief Financial Officer        March     , 1998
David E. Marsh
(Principal Financial Officer)

                               Comptroller                    March     , 1998
Michael W. Caron
(Principal Accounting Officer)

David M. Jagger                Chairman of the Board
                               of Directors                   March     , 1998



Charles H. Abbott              Vice Chairman of the
                               Board of Directors             March     , 1998



                               Director                       March     , 1998
Charleen M. Chase

                               Director                       March     , 1998
Duane D. Fitzgerald

                               Director                       March     , 1998
Robert H. Gardiner

                               Director                       March     , 1998
Peter J. Moynihan

                               Director                       March     , 1998
William J. Ryan

                               Director                       March     , 1998
Kathryn M. Weare

                               Director                       March     , 1998
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

                             ENDED DECEMBER 31, 1997



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

                      Not Applicable.
     EXHIBIT 3:       ARTICLES OF INCORPORATION AND BY-LAWS
                      Incorporated herein by reference:
         3-1          Articles of Incorporation, as amended.               Annual Report on Form 10-K        3.1
                                                                           for year ended December 31,
                                                                           1992
         3-2          Bylaws, as amended.                                  Annual Report on Form 10-K        3.2
                                                                           for year ended December 31,
                                                                           1996
     EXHIBIT 4:       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
                      Incorporated herein by reference:
         4-1          General and Refunding Mortgage between the Company   2-58251                           2.18
                      and The First National Bank of Boston, as Trustee,
                      dated as of April 15, 1976, relating to the Series
                      A Bonds.
         4-2          First Supplemental Indenture dated as of March 15,   2-60786                           2.19
                      1977 to the General and Refunding Mortgage.
         4-3          Supplemental Indenture to the General and            Annual Report on Form 10-K         A
                      Refunding Mortgage Indenture dated as of October     for the year ended December
                      1, 1978 relating to the Series B Bonds.              31, 1978
         4-4          Supplemental Indenture to the General and            Quarterly Report on Form           A
                      Refunding Mortgage Indenture dated as of October     10-Q for the quarter ended
                      1, 1979, relating to the Series C Bonds.             September 30, 1979
        4.10          Supplemental Indenture to the General and            33-9232                           4.16
                      Refunding Mortgage Indenture dated as of December
                      1, 1986, relating to the Series I Bonds.
        4.14          Indenture, dated as of August 1, 1989, between the   33-29626                          4.1
                      Company and The Bank of New York, Trustee,
                      relating to the Medium-Term Notes.
        4.15          First Supplemental Indenture, dated as of August     Current Report on Form 8-K        4.15
                      7, 1989, relating to the Medium-Term Notes, Series   dated August 16, 1989
                      A, and supplementing the Indenture relating to the
                      Medium-Term Notes.
       4.15.1         Second Supplemental Indenture, dated as of January Current
                      Report  on  Form  8-K  4.1  10,  1992,   relating  to  the
                      Medium-Term  Notes,  dated  January 28, 1992 Series B, and supplementing  the Indenture  relating to the  Medium-Term
                      Notes.
       4.15.2         Third Supplemental Indenture,  dated as of December Annual
                      Report on Form  10-K  4.15.2  15,  1994,  relating  to the
                      Medium-Term  Notes,  for year ended December 31, Series C, and  supplementing  the  Indenture  relating  1994  to the
                      Medium-Term Notes.
       4.15.3         Fourth Supplemental Indenture, dated as of           333-35235                         4.4
                      February 26, 1998, relating to the Medium-Term
                      Notes,  Series D, and supplementing the Indenture relating to the Medium-Term Notes.
        4.17          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of            dated September 17, 1991
                      September 15, 1991, relating to the Series N Bonds.
        4.18          Supplemental Indenture to the General and            Current Report on Form 8-K        1.2
                      Refunding Mortgage Indenture, dated as of December   dated December 10, 1991
                      1, 1991, relating to the Series O Bonds.
        4.19          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.19
                      Refunding Mortgage Indenture, dated as of December   for year ended December 31,
                      15, 1992, relating to the Series P Bonds.            1992
        4.20          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of February   dated March 1, 1993
                      15, 1993, relating to the Series Q Bonds.
        4.21          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of May 20,    dated May 20, 1993
                      1993, relating to the Series R Bonds.
        4.22          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of August     dated November 30, 1993
                      15, 1993, relating to the Series S Bonds.
        4.23          Supplemental Indenture to the General and            Current Report on Form 8-K        4.2
                      Refunding Mortgage Indenture, dated as of November   dated November 30, 1993
                      1, 1993, relating to the Series T Bonds.
        4.24          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.24
                      Refunding Mortgage Indenture, dated as of April      for year ended December 31,
                      12, 1994, relating to the Series U Bonds.            1994
        4.26          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.26
                      Refunding Mortgage Indenture, dated as of February   for year ended December 31,
                      15, 1996, evidencing the succession of State         1995
                      Street Bank and Trust Company as Trustee
     EXHIBIT 9:       VOTING TRUST AGREEMENT
                      Not applicable.
     EXHIBIT 10:      MATERIAL CONTRACTS
                      Incorporated herein by reference:
        10-1          Agreement dated April 1, 1968 between the Company    2-30554                           4.27
                      and Northeast Utilities Service Company relating
                      to services in connection with the New England
                      Power Pool and NEPEX.
        10-2          Form of New England Power Pool Agreement dated as    2-55385                           4.8
                      of September 1, 1971 as amended to November 1,
                      1975.
        10-3          Agreement setting forth Supplemental NEPOOL          2-50198                           5.10
                      Understandings dated as of April 2, 1973.
        10-4          Sponsor Agreement dated as of August 1, 1968 among   2-32333                           4.27
                      the Company and the other sponsors of Vermont
                      Yankee Nuclear Power Corporation.
        10-5          Power Contract dated as of February 1, 1968          2-32333                           4.28
                      between the Company and Vermont Yankee Nuclear
                      Power Corporation.
        10-6          Amendment to Exhibit 10.5 dated as of June 1, 1972.  2-46612                          13-21
        10-7          Capital Funds Agreement dated as of February 1,      2-32333                           4.29
                      1968 between the Company and Vermont Yankee
                      Nuclear Power Corporation.
        10-8          Amendment to Exhibit 10.7 dated as of March 12,      70-4611                           B-3
                      1968.
        10-9          Stockholder Agreement dated as of May 20, 1968       2-32333                           4.30
                      among the Company and the other stockholders of
                      Maine Yankee Atomic Power Company.
        10-10         Power Contract dated as of May 20, 1968 between      2-32333                           4.31
                      the Company and Maine Yankee Atomic Power Company.
       10-10.1        Amendment No. 1 to Exhibit 10-10 dated as of March   Annual Report on Form 10-K       10-1.1
                      1, 1984.                                             for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power company (File
                                                                           No. 1-6554)
       10-10.2        Amendment No. 2 to Exhibit 10-10 dated as of         Annual Report on Form 10-K       10-1.2
                      January 1, 1984.                                     for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
       10-10.3        Amendment No. 3 to Exhibit 10-10 dated as of         Annual Report on Form 10-K       10-1.3
                      October 1, 1984.                                     for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
       10-10.4        Additional Power Contract between the Company and    Annual Report on Form 10-K       10-1.4
                      Maine Yankee Atomic Power Company dated February     for the year ended December
                      1, 1984.                                             31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
        10-11         Capital Funds Agreement dated as of May 20, 1968     2-32333                           4.32
                      between the Company and Maine Yankee Atomic Power
                      Company.
       10-11.1        Amendment No. 1 to Exhibit 10-11 dated as of         Annual Report on Form 10-K       10-2.1
                      August 1, 1985.                                      for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
        10-25         Agreement dated as of May 1, 1973 for Joint          2-48966                          13-57
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
                      1977 between the Town of Yarmouth and the Company.
        10-75         Agreements Relating to $11,000,000 Floating/Fixed
                      Rate Pollution Control Revenue Refunding Bonds:
       10-75.1        Bond Purchase Agreement dated as of May 1, 1984.     Quarterly Report on Form          28.3
                                                                           10-Q for the quarter ended
                                                                           June 30, 1984
       10-75.2        Loan Agreement dated as of May 1, 1984.              Quarterly Report on Form          28.4
                                                                           10-Q for the quarter ended
                                                                           June 30, 1984
        10-76         Agreements Relating to $8,500,000 Floating/Fixed
                      Rate Pollution Control Revenue Bonds:
       10-76.1        Bond Purchase Agreement dated December 28, 1984.     Annual Report on Form 10-K      10-77.1
                                                                           for year ended December 31,
                                                                           1984
       10-76.2        Loan Agreement dated as of December 1, 1984.         Annual Report on Form 10-K      10-77.2
                                                                           for year ended December 31,
                                                                           1984
       10-77.1        Indenture of Trust dated as of March 14, 1988        Annual Report on Form 10-K       10-1.4
                      between Maine Yankee Atomic Power Company and        for year ended December 31,
                      Maine National Bank relating to decommissioning      1987, of Maine Yankee Atomic
                      trust funds.                                         Power Company (1-6554)
     10-77.1(a)       Amended and Restated Indenture of Trust dated as     Annual Report on Form 10-K       10-6.1
                      of January 1, 1993 between Maine Yankee Atomic       for year ended December 31,
                      Power Company and The Bank of New York relating to   1992, of Maine Yankee Atomic
                      decommissioning trust funds.                         Power Company (1-6554)
       10-77.2        Indenture of Trust dated as of October 16, 1985      Annual Report on Form 10-K        10-7
                      between the Company and Norstar Bank of Maine        for year ended December 31,
                      relating to the spent fuel disposal funds.           1985, of Maine Yankee Atomic
                                                                           Power Company (1-6554)
        10-78         Form of Agreement of Purchase and Sale dated Annual Report on Form 10-K 10.79  February  19, 1986 between the Company
                      and  Eastern  for  the  year  ended   December   Utilities
                      Associates, relating to the sale of the 31, 1985 Company's
                      Seabrook Project interest.
        10-79         Addendum to Agreement of Purchase and Sale dated Quarterly
                      Report  on Form 2.1  June 23,  1986,  among  the  Company,
                      Eastern 10-Q for the quarter ending  Utilities  Associates and EUA Power Corporation,  June 30, 1986 amending Exhibit
                      10-78.
        10-80         Agreement, dated as of October 29, 1986, between Quarterly
                      Report on Form 2.1 the Company and EUA Power  Corporation,
                      relating  to 10-Q for the  quarter  ended  the sale of the
                      Company's  interest  in the  Seabrook  September  30, 1986
                      Project.
        10-81         Credit Agreement, dated as of October 15, 1986,      Quarterly Report on Form          2.2
                      among the Company, various banks and Continental     10-Q for the quarter ended
                      Illinois National Bank and Trust Company of          September 30, 1986
                      Chicago, as agent, establishing the terms of a $40
                      million unsecured credit facility.
        10-86         Labor  Agreement  dated as of May 1, 1989  between  Annual
                      Report on Form 10-K 10.86 the Company  (Northern,  Western
                      and Southern  for the year ended  December  Division)  and
                      Local 1837 of the  International  31, 1989  Brotherhood of
                      Electrical Workers.
       10-86.1        Agreement dated as of November 25, 1991 extending    Annual Report on Form 10-K      10.86.1
                      Labor Contract.                                      for year ended December 31,
                                                                           1991
        10-89         1987 Executive Incentive Plan, as amended January    Annual Report on Form 10-K       10.89
                      20, 1993.*                                           for year ended December 31,
                                                                           1992
        10-90         Deferred Compensation Plan for Non-Employee          Annual Report on Form 10-K       10.90
                      Directors, as amended and restated effective         for year ended December 31,
                      February 1, 1992.*                                   1992
        10-91         Retirement Plan for Outside  Directors,  as amended Annual
                      Report on Form 10-K 10.91 and restated effective April 24,
                      1991.* for year ended December 31,
                                                                           1992
        10-93         Central Maine Power Company Long-Term Incentive      Annual Report on Form 10-K       10.93
                      Plan.*                                               for year ended December 31,
                                                                           1993.
       10-94.1        Central Maine Power Company Supplemental Executive   Annual Report on Form 10-K      10-94.1
                      Retirement Plan, as Amended and Restated Effective   for year ended December 31,
                      January 1, 1993, and as further Amended Effective    1995
                      January 1, 1996.*
        10-95         Competitive Advance and Revolving Credit Facility    Annual Report on Form 10-K       10.95
                      between the Company and Chemical Bank dated as of    for year ended December 31,
                      November 7, 1994.                                    1994
        10-98         Credit Agreement dated as of October 23, 1996,       Annual Report on Form 10-K       10-98
                      between the Company and certain banks.               for year ended December 31,
                                                                           1996
        10-99         Asset Purchase Agreement, dated as of January 6,     333-35235                         99.2
                      1998, by and between the Company, other sellers,
                      and National Energy Holdings, Inc.
       10.100         Employment Agreement between the Company and David   Filed herewith
                      T. Flanagan dated December 31, 1997
       10.101         Employment Agreement between the Company and         Filed herewith
                      Arthur W. Adelberg dated January 1, 1998
       10.102         Employment Agreement between the Company and David   Filed herewith
                      E. Marsh dated January 1, 1998
       10.103         Employment Agreement between the Company and         Filed herewith
                      Gerald C. Poulin dated January 1, 1998
       10.104         Employment Agreement between the Company and Sara    Filed herewith
                      J. Burns dated June 30, 1997
 *Management  contract or compensatory plan or arrangement  required to be filed in response to Item 14(c) of Form 10-K.
     EXHIBIT 11:      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      Not Applicable.
     EXHIBIT 12:      STATEMENTS RE COMPUTATION OF RATIOS
                      Not Applicable.
     EXHIBIT 13:      ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR
                      QUARTERLY REPORT TO SECURITY HOLDERS
                      Not Applicable.
     EXHIBIT 16:      LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

                      Not Applicable.
     EXHIBIT 18:      LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
                      Not Applicable.
     EXHIBIT 21:       SUBSIDIARIES OF THE REGISTRANT
                      Not Applicable
     EXHIBIT 22:      PUBLISHED REPORT CONCERNING MATTERS SUBMITTED TO
                      VOTE OF SECURITY HOLDERS
                      Not Applicable.
     EXHIBIT 23:      CONSENTS OF EXPERTS AND COUNSEL
        23-1          Consent of Coopers & Lybrand LLP to the              Filed herewith
                      incorporation by reference of their reports
                      included or incorporated by reference herein in
                      the Company's Registration Statements (File Number
                      33-36679, 33-39826, 33-44754, 33-51611, 33-56939
                      and 333-35235).
     EXHIBIT 24:      POWER OF ATTORNEY

                      Not Applicable.
     EXHIBIT 27:      FINANCIAL DATA SCHEDULE                              Filed herewith
     EXHIBIT 28:      INFORMATION FROM REPORTS FURNISHED TO STATE
                      INSURANCE REGULATORY AUTHORITIES

                      Not Applicable.
     EXHIBIT 99:      ADDITIONAL EXHIBITS
                      To be filed under cover of a Form 10-K/A amendment of this Form 10-K within 180 days after December 31, 1997, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934:
     99-1 and -2 Information, financial statements and exhibits required by Form 11-K with respect to certain employee savings plans maintained by the Company.

                                                                                Central Maine Power Company
                                                                                     Form 10-K - 1997
                                                                                        Schedule II
                                                                                        Page 1 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1997
                             (Dollars in Thousands)


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

Reserves deducted from
assets to which they apply:


  Uncollectible accounts                      $ 4,177           $5,514      $   -              $7,291(A)         $ 2,400
                                               ======            =====       =======            =====             ======

Reserves not applied against assets:

  Casualty and insurance                      $ 1,275         $ 1,862              $          $ 1,637(C)         $ 1,500
  Workers' compensation                         7,994           1,692            423(B)         1,615(C)           8,494
  Hazardous material
   clean-up                                     3,639           1,069                           2,600(D)           2,108
                                              -------           -----        -------            -----            -------
     Total                                    $12,908          $4,623           $423           $5,852            $12,102
                                               ======           =====            ===            =====             ======

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









                                                                                Central Maine Power Company
                                                                                     Form 10-K - 1997
                                                                                        Schedule II
                                                                                        Page 2 of 3

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

Reserves deducted from
assets to which they apply:


  Uncollectible accounts                      $ 3,313          $7,396       $   -              $6,532(A)         $ 4,177
                                               ======           =====        =======            =====             ======

Reserves not applied against assets:

  Casualty and insurance                      $ 1,275        $    798              $          $   798(C)         $ 1,275
  Workers' compensation                         6,400           2,820            270(B)         1,496(C)           7,994
  Hazardous material
   clean-up                                     3,540             895                             796(D)           3,639
                                              -------          ------          -----           ------            -------
     Total                                    $11,215          $4,513           $270           $3,090            $12,908
                                               ======           =====            ===            =====             ======

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





                                                                                Central Maine Power Company
                                                                                     Form 10-K - 1997
                                                                                        Schedule II
                                                                                        Page 3 of 3

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

Reserves deducted from
assets to which they apply:


  Uncollectible accounts                     $  3,301          $4,407       $   -            $  4,395(A)        $  3,313
                                               ======           =====        =======            =====             ======

Reserves not applied against assets:

  Casualty and insurance                     $  1,275          $1,274           $273(B)      $  1,437(C)        $  1,275
  Workers' compensation                         6,400                                                              6,400
  Hazardous material
   clean-up                                    10,000                                           6,460(D)           3,540
  Postemployment benefits                       1,045                                           1,045(E)
  Compensation                                  2,344                                           2,344(E)
  Interest on IRS issues                        1,000                                           1,000(F)
                                              -------        --------         ------          -------
     Total                                    $22,064          $1,274           $273          $12,396            $11,215
                                               ======           =====            ===           ======             ======

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


                                                                  Exhibit 10.100

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT is made this ________day of December, 1997, by and between CENTRAL MAINE POWER COMPANY, a Maine corporation with its principal place of business in Augusta, Maine (hereinafter referred to as the "Company"), and DAVID T. FLANAGAN (hereinafter referred to as the "Executive").
         WHEREAS, the Company recognizes that the Executive is a valued officer because of his knowledge of the Company's affairs and his experience and leadership capabilities, and desires to encourage his continued employment with the Company to assure itself of the continuing advantage of that knowledge, experience and leadership for the benefit of customers and shareholders, particularly during a period of transition in various aspects of the Company's business and in the event of a Change of Control of the Company; and
         WHEREAS, the Executive desires to serve in the employ of the Company on a full-time basis for a period provided in this Employment Agreement
(hereinafter referred to as the "Agreement") on the terms and conditions hereinafter set forth; and
         WHEREAS, to these ends the Company desires to provide the Executive with certain payments and benefits in the event of the termination of his employment in certain circumstances; and
         WHEREAS, the Company and the Executive wish to set forth the terms and conditions under which such employment and payments and benefits will occur.
         NOW, THEREFORE, in consideration of the continued offer of employment by the Company and the continued acceptance of employment by the Executive, and the mutual promises and covenants contained herein, the Company and the Executive hereby agree as follows:
         1. Term of Agreement. a. Term. The term of this Agreement shall begin on January 1, 1998 (hereinafter referred to as the "Effective Date") and shall expire on December 31, 2002; provided, however, that on December 31, 2002 and on each December 31 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless not later than the preceding October 31 either the Company or the Executive shall have given notice that such party does not wish to extend the term of this Agreement.
         b. Automatic Extension of Term. If a Change of Control occurs during the original term of this Agreement or any extension, then the term of this Agreement shall be automatically extended for a thirty-six (36) calendar month period beginning on the first day of the month following the month in which such Change of Control occurs.
         c. Expiration. Notwithstanding anything to the contrary in this Section 1, this Agreement and all obligations of the Company hereunder shall terminate thirty (30) days after the Company gives notice to the Executive that the Company is terminating the Executive's employment for Cause.
         2. Definitions. The following terms shall have the meanings set forth below:
         "Affiliate" means a person that directly or indirectly through one or more intermediaries controls, is controlled by, or is under common control with the Company.
         "Board" means the Board of Directors of the Company.
         "Cause" means any of the following events or occurrences:
         (i) Any act of material dishonesty taken by, or committed at the request of, the Executive.
         (ii) Any illegal or unethical conduct which, in the good faith judgment of the Board, would impair the
                  Executive's ability to perform his duties under this Agreement or would impair the business reputation of the Company.
         (iii)    Conviction of a felony.
         (iv) The continued failure of the Executive to perform his responsibilities and duties under this Agreement, after demand for performance has been delivered in writing to the Executive specifying the manner in which the Company believes that the Executive is not performing.
Notwithstanding any contrary provision of this Agreement, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a certified copy of a resolution duly adopted by the affirmative vote of two-thirds of the members of the Board who are not employees of the Company at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding in good faith one of the events or occurrences set forth in parts (i) through
(iv) of the definition of "Cause" in this Agreement and specifying the particulars thereof in detail. For purposes of the application of this provision, the parties intend that the term "good faith" herein shall be administered using the standard of objective good faith of a reasonable person.
         "Change of Control" means the occurrence of any of the following events:
         (i) Any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Ex-change Act")(other than the Company or any Affiliate or any trusteeor other fiduciary holding securities under an employee benefit plan of the Company or any Affiliate), is or becomes the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of stock of the Company representing twenty-seven percent (27%) or more of the combined voting power of the Company's then outstanding stock eligible to vote.
         (ii) During any period of twenty-five consecutive calendar months after the execution of this Agreement, individuals who at the beginning of such period constitute the Board, and any new director whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof.
         (iii) The stockholders of the Company approve a merger or consoli-dation of the Company with any other corporation, other than a merger or consolidation which would result in the voting stock of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the outstanding voting stock of the Company or such surviving entity immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than twenty-seven percent (27%) of the combined voting power of the Company's then outstanding securities shall not constitute a Change of Control of the Company.
         (iv) The stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale, lease, exchange or other disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect).
         Notwithstanding parts (iii) and (iv) above, the term "Change of Control" shall not include: (A) a consolidation, merger or other reorganization if upon consummation of such transaction all of the outstanding voting stock of the Company is owned, directly or indirectly, by a holding company, and the holders of the Company's common stock immediately prior to the transaction have substantially the same proportionate ownership and voting control of the holding company; or (B) an agreement for the sale, lease, exchange or other disposition by the Company of "generation assets" (as defined in Me. Rev. Stat. Tit. 35-A, ss.3201), or any transaction having a similar effect, made solely to comply with the requirements of Maine Revised Statutes, Title 35-A, chapter 32.
         "Constructive Discharge" means, so long as no Change of Control has occurred, any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time, other than any across-the-board base salary reduction for a group or all of the executive officers of the Company, and also means, on or after a Change of Control,
         (i)   any reduction in the Executive's  annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time;
         (ii) a substantial reduction in the nature or scope of the Executive's responsibilities, duties or authority from those described in
               Section 3.c of this Agreement; (iii) a material adverse change in the Executive's title or position; or (iv) relocation of the Executive's place of employment from the Company's principal  executive  offices to a place more than twenty-five
               (25)  miles  from  Augusta,   Maine  without  the  Executive's
               consent.
         "Severance Benefits" means the benefits set forth in Section 5.a or 5.c of this Agreement, if applicable.
         "Severance Period" means, in the case of Change of Control, the period from the date of termination as determined in accordance with Section 6 of this Agreement until the third anniversary of such date.
         "Total Disability" means the complete and permanent inability of the Executive to perform all of his duties under this Agreement on a full-time basis for a period of at least six (6) consecutive months, as determined upon the basis of such evidence, which may include independent medical reports and data, as the Board deems appropriate or necessary.
         3. Employment. a. Position. The Company hereby agrees to continue its employment of the Executive in the capacity of President and Chief Executive Officer, and the Executive hereby agrees to remain in the employ of the Company for the period beginning on the Effective Date and ending on the date on which the Executive's employment is terminated in accordance with this Agreement (the "Employment Period"). This Agreement shall not restrict in any way the right of the Company to terminate the Executive's employment at whatever time and for whatever reason it deems appropriate, nor shall it limit the right of the Executive to terminate employment at any time for whatever reason he deems appropriate.
         b. Performance. The Executive agrees that during the Employment Period he shall devote substantially all his business attention and time to the business and affairs of the Company and its Affiliates, and use his best efforts to perform faithfully and efficiently the duties and responsibilities of the Executive under this Agreement. It is expressly understood that (i) the Executive may devote a reasonable amount of time to such industry associations and charitable and civic endeavors as shall not materially interfere with the services that the Executive is required to render under this Agreement, and (ii) the Executive may serve as a member of one or more boards of directors of companies that are not affiliated with the Company and do not compete with the Company or any of its Affiliates.
         c. Job Duties. The following listing of job duties shall represent the Executive's primary responsibilities. Such responsibilities may be expanded and, so long as no Change of Control has occurred, may be decreased as the business needs of the Company require. The Executive shall be responsible for the overall active management of the Company and his primary job responsibilities shall include, but not be limited to, authority over the following functions:
         the development, implementation and ongoing management of short and long-range corporate planning and strategy with guidance from the Board with respect to long-range or major corporate strategies, policies, and objectives;

         the development and promotion of an organization capable of competing effectively in selected markets; and

         the development and oversight of broad marketing, public issue communication and advertising programs to reposition the Company's products and services as business needs require and to enhance the corporate image.

     4. Compensation and Benefits. a. During the Employment Period, the Executive shall be compensated as follows:

          (i) Salary. He shall receive an annual base salary, the amount of which shall be reviewed regularly and determined from time to time, but which shall not be less than $315,000. His salary shall be payable in accordance with Company payroll practices.

          (ii) Participation in Executive Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its executives, including without limitation any short-term or long-term incentive plan or program, in accordance with the terms and conditions of any such plan or program or the administrative guidelines relating thereto, as may be amended from time to time.
               (iii) Participation in Salaried Employee Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its salaried employees generally, including without limitation any savings and investment, stock purchase or group medical, dental, life, accident or disability insurance plan or program, subject to all eligibility requirements of general applicability, to the extent that executives are not excluded from participation therein under the terms thereof or under the terms of any executive plan or program or any approval or adoption thereof. (iv) Other Fringe Benefits. He shall be entitled to all fringe benefits generally provided by the Company at any time to its full-time salaried employees, including without limitation paid vacation, holidays and sick leave but excluding severance pay, in accordance with generally applicable Company policies with respect to such benefits. b. Vested Benefits. Notwithstanding any contrary provision of this Agreement, any compensation or benefits which are vested in the Executive or which the Executive is otherwise entitled to receive under any plan or program of the Company or any agreement between the Company and the Executive before, at or subsequent to the Executive's termination of employment, including but not limited to the compensation and benefits described in Sections 4, 5, and 7 of this Agreement, shall be furnished and paid in accordance with the terms and provisions of such plan, program or agreement.
               c. Withholding. All compensation payable under this Section 4 shall be subject to normal payroll deductions for withholding income taxes, social security taxes and the like. d. Special Retirement Benefit. In the event that the Executive terminates his employment with the Company voluntarily, or his employment is terminated for reasons other than death or for Cause, the Executive shall be entitled to receive, over his lifetime, a Total Retirement Benefit, as defined in subsection (i) below, at an annual rate equal to sixty-five percent (65%) of (1) the Executive's base salary earned during the twelve (12) months immediately preceding the effective date of termination of the
               Executive's employment and (2) the three (3) year average of amounts earned under the Company's 1987 Executive Incentive Plan or any successor short-term executive incentive plan for the three (3) years preceding such termination of employment, payable in equal monthly payments commencing on the later of July 1, 2002 or the first day of the month immediately following such termination (the "Commencement Date"). Notwithstanding the foregoing provisions concerning the period for which base salary and incentive payments earned shall be taken into account in calculating the Total Retirement Benefit, in the case of a Constructive Discharge attributable to a reduction in the Executive's base salary, the base salary used for the purpose of calculating the amount of the Total Retirement Benefit shall be the Executive's base salary earned during the twelve (12) months immediately preceding such base salary reduction and the three
               (3) year average of said incentive payments shall be based on the three (3) years preceding such salary reduction. The Total Retirement Benefit shall be payable to the Executive on the terms described in this Section 4.d without regard to the occurrence of a Change of Control, but subject to the following provisions: (i) The term "Total Retirement Benefit" shall consist of the actuarial equivalent of any benefits accrued by the Executive as of the Commencement Date under the Company's Retirement Income Plan for Non-Union Employees (the "Basic Plan"), the Supplemental Executive Retirement Plan effective as of January 1, 1993 (the "SERP"), any amount released to the Executive under any split-dollar insurance agreement with the Company and the Special Retirement Benefit provided under this Employment Agreement, all calculated on a single life annuity basis in accordance with the actuarial assumptions in effect under the Basic Plan as of the Commencement Date. The term "Special Retirement Benefit" as used herein shall refer only to the portion of the Total Retirement Benefit payable under this Agreement, and shall not refer to any benefits payable under the Basic Plan, the SERP or the split-dollar arrangement. The calculation of Total Retirement Benefits shall specifically not include (a) any amounts payable under any defined contribution plan now or previously maintained by the Company, (b) any benefits payable under any stock bonus or stock option plan or program now or previously maintained by the Company, or (c) any benefits payable to the Executive under the U.S. Social Security Act, any successor program, or any other public program. For purposes of the SERP, the Special Retirement Benefit provided under this Section 4.d shall not constitute "any other non-qualified retirement plan of (or Employment Agreement) with the Company", which would result in a reduction of the SERP benefit calculation underss.3.1(c) of the SERP. (ii) If the Executive's employment is terminated because of Total Disability, the monthly Special Retirement Benefit payable hereunder shall be reduced (but not below zero) for each month in which the Executive receives benefits under any disability plan, program or agreement maintained by the Company under which he may receive benefits due to such Total Disability ("disability benefits"). The amount of the reduction of the Special Retirement Benefit for each such month shall be the total amount of the disability benefits paid to the Executive in such month. (iii) Notwithstanding the foregoing, the Executive's Total Retirement Benefit shall not exceed $200,000 per year ($16,667 per month) if payments to the Executive commence as of the first day of the month following his fifty-fifth (55th) birthday, calculated as a single life annuity. If payments commence after his 55th birthday, this limitation shall be actuarially increased to reflect the anticipated shorter period of payment, in accordance with the actuarial assumptions specified in the Basic Plan. (iv) If the Executive has a legal spouse on the Commencement Date specified above, the Special Retirement Benefit otherwise payable hereunder as a single life annuity shall be reduced to provide an actuarially-equivalent benefit in the form of a joint and 75%
               survivor annuity, so that a reduced benefit is paid to the Executive for his lifetime with the provision that after his death, 75% of such reduced benefit will continue to the Executive's spouse for her lifetime as the joint annuitant after the Executive's death. For purposes of this calculation, actuarial equivalence shall be determined in accordance with the actuarial assumptions specified in the Basic Plan. The form in which the Special Retirement Benefit is paid, and the cessation of monthly payments in accordance with such form, shall not affect the continuation of payments under the Basic Plan, the SERP, or any other program for which a form of benefit is separately elected or prescribed. (v) In the event that the Executive dies prior to the Commencement Date, the Executive shall not be entitled to any Special Retirement Benefit payments hereunder; provided, however, that the Company agrees to purchase, no later than the Effective Date of this Agreement, and to maintain a life insurance contract on the life of the Executive in the amount of $1.0 million utilizing a 10-year level-premium term life insurance contract with an annual premium no greater than $2,500.00. The Company shall use its best efforts to obtain the life insurance contract described in the preceding sentence. If, notwithstanding the Company's best efforts, the Company is unable to obtain such life insurance contract except with an annual premium greater than $2,500.00, then (A) the Company shall so notify the Executive on or before the Effective Date of this Agreement and (B) the Executive shall have the option to pay the excess annual premium personally or to have the Company reduce the face amount of the insurance coverage under this Section 4.d(v) on a pro-rata basis to the amount that can be purchased for $2,500.00 per year. The beneficiary under the life insurance contract provided in this Section 4.d(v) shall be the Executive's surviving spouse or such other beneficiary or beneficiaries as the Executive may designate in writing from time to time, or, if there is no surviving spouse or other designated beneficiary, the Executive's estate. e. Funding of Rabbi Trust. The Company agrees that, in the event that a Special Change of Control (as hereinafter defined solely for purposes of this section 4.e) has occurred, the Special Retirement Benefit specified under Section 4.d of this Agreement shall be funded through a so-called Rabbi Trust with an institutional trustee mutually acceptable to the Executive and the Company. A Special Change of Control for purposes of this section 4.e shall be deemed to have occurred if any of the events described in the definition of "Change of Control" commencing on page 3 of this Agreement shall occur; provided, however, that solely for purposes of this section 4.e, the ownership change percentages specified in that definition shall be increased from twenty-seven percent (27%) to fifty-one percent (51%). In the event that such a Special Change of Control has occurred, the Company agrees to establish a Rabbi Trust and to fund the then present value of the Special Retirement Benefit under Section 4.d at the rate of thirty-five percent (35%) within thirty (30) days following the Special Change of Control, thirty percent (30%) on the second anniversary of said Special Change of Control, fifteen percent (15%) on the third anniversary thereof, ten percent (10%) on the fourth anniversary thereof, and ten percent (10%) on the fifth anniversary of the Special Change of Control. 5. Severance Benefits. a. Change of Control. If, on or after a Change of Control, the Executive's employment with the Company is terminated during the Employment Period by the Company and/or any successor for any reason other than death, Total Disability or Cause, or by the Executive within twelve (12) calendar months of a Constructive Discharge, Severance Benefits shall be provided as follows: (i) The Company shall pay the Executive, in one lump sum cash pay- ment, within sixty (60) days following the date of termination of employment as defined in Section 6 below, an amount equal to 2.99 times (a) the Executive's base salary earned during the twelve (12) months immediately preceding the Change of Control and (b) the three (3) year average of amounts earned under the Company's 1987 Executive Incentive Plan or any successor short-term executive incentive plan for the three (3) years preceding the Change of Control. (ii) Core coverage for the Executive under the Company's group medical, life, accident and disability plans or programs shall continue for the Severance Period on the same terms and conditions, as if the Executive's employment had not terminated. In the event that the Executive's participation in any such plan or program is barred, the Company shall arrange at its expense to provide him during the Severance Period with core benefits substantially similar to those which he would otherwise be entitled to receive under such plans and programs. (iii) To the extent allowed by law, but without violating any non-discrimi- nation or other applicable restrictions, the Severance Period shall count as service for all purposes (including benefit accrual and eligibility) under any welfare benefit or non-qualified plan of the Company applicable to the Executive immediately prior to the Executive's termination of employment, for which service with the Company is taken into account, including without limitation any supplemental pension plan (regardless of the terms thereof for counting service), and all benefits under such plans that are subject to vesting shall vest as of the date of such termination of employment. In addition, the Executive shall continue to be entitled to receive the Special Retirement Benefit, calculated in accordance with the provisions of Section 4.d of this Agreement, which shall be payable to the Executive in equal monthly payments beginning on the later of July 1, 2002 or the first day of the month immediately following termination of the Executive's employment.
               (iv) The Company shall pay a fee to an independent outplacement services in an amount equal to the actual fee for such services up to a total of $10,000. b. Parachute Provision. Notwithstanding the provisions of Section 5.a hereof, if, in the opinion of tax counsel selected by the Company's independent auditors, (i) the Severance Benefits set forth in said Section 5.a and any pay-
               ments or benefits otherwise payable to the Executive would constitute "parachute payments" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (said Severance Benefits and other payments or benefits being hereinafter collectively referred to as "Total Payments"), and (ii) the aggregate present value of the Total Payments would exceed 2.99 times the Executive's base amount, as defined in
               Section  280G(b)(3)  of  the  Code,  then,  such  portion  of the
               Severance  Benefits  described  in Section  5.a hereof as, in the opinion of said tax counsel, constitute "parachute payments" shall be reduced as directed by tax counsel so that the aggregate present value of the Total Payments is equal to 2.99 times the Executive's base amount. The tax counsel selected pursuant to this Section 5.b may consult with tax counsel for the Executive, but shall have complete, sole and final discretion to determine which Severance Benefits shall be reduced and the amounts of the required reductions. For purposes of this Section 5.b, the Executive's base amount and the value of the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of Section 280G of the Code and based upon the advice of tax counsel selected thereby. c. No Change of Control. If no Change of Control has occurred, and the Executive's employment with the Company is terminated during the Employment Period by the Company for any reason other than death, Total Disability or Cause, or by the Executive within six (6) calendar months of a Constructive Discharge, Severance Benefits shall be provided as follows: (i) The Company shall pay the Executive, in twelve (12) monthly cash installments beginning not later than sixty (60) days following the date of termination of employment as defined in Section 6 of this Agreement, Severance Benefits equal to one (1) times the Executive's annual base salary in effect on the date immediately preceding the date of termination, or in the case of a Constructive Discharge attributable to a reduction in the Executive's base salary, one
               (1) times the Executive's base salary in effect on the date immediately preceding such reduction. (ii) The Executive shall continue to be entitled to receive the Special Retirement Benefit, calculated in accordance with the provisions of Section 4.d of this Agreement, which shall be payable to the Executive in equal monthly payments beginning on the later of July 1, 2002 or the first day of the month immediately following termination of the Executive's employment. 6. Date of Termination. For purposes of this Agreement, the date of termination of the Executive's employment shall be the date notice is given to the Executive by the Company and/or any successor or, in the case of a Constructive Discharge, the date set forth in a written notice given to the Company by the Executive, provided that the Executive gives such notice within twelve (12) calendar months of the Constructive Discharge in the case of a Change of Control, and within six (6) calendar months of the Constructive Discharge in other cases, and specifies therein the event constituting the Constructive Discharge. 7. Taxes. a. Gross-Up Amount. In the event that any portion of the Severance Benefits is subject to tax under Code ss.4999 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto (the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Amount") which, after payment of all federal and State income taxes thereon (assuming the Executive is at the highest marginal federal and applicable State income tax rate in effect on the date of payment of the Gross-Up Amount) and payment of any Excise Tax on the Gross-Up Amount, is equal to the Excise Tax payable by the Executive on such portion of the Severance Benefits. Any Gross-Up Amount payable hereunder shall be paid by the Company coincident with the payment of the Severance Benefits described in Section 5.a(i) of this Agreement. b. Tax Withholdings. All amounts payable to the Executive under this Agreement shall be subject to applicable withholding of income, wage and other taxes. 8. Non-Competition, Confidentiality and
               Cooperation. a. The Executive agrees that: (i) during the Employment Period and for one (1) year after the termi- nation of the Executive's employment with the Company for any reason other than a Change of Control, the Executive shall not serve as a director, officer, employee, partner or consultant or in any other capacity in any business that is a competitor of the Company, or solicit Company employees for employment or other participation in any such business, or take any other action intended to advance the interests of such business; (ii) during and after the Executive's employment with the Company he shall not divulge or appropriate to his own use or the use of others any secret, proprietary or confidential information or knowledge pertaining to the business of the Company, or any of its Affiliates, obtained during his employment with the Company; and
               (iii) during the Employment Period he shall support the Company's interests and efforts in all regulatory, administrative, judicial or other proceedings affecting the Company and, after the termination of his employment with the Company, he shall use best efforts to comply with all reasonable requests of the Company that he cooperate with the Company, whether by giving testimony or otherwise, in regulatory, administrative, judicial or other proceedings affecting the Company except any proceeding in which he may be in a position adverse to that of the Company. After the termination of employment, the Company shall reimburse the Executive for his reasonable expenses and his time, at a reasonable rate to be determined, for the Executive's cooperation with the Company in any such proceeding. (iv) The term "Company" as used in this Section 8 shall include Central Maine Power Company, any Affiliate of Central Maine Power Company (determined as of the date of termination), any successor to the business or operations of Central Maine Power and any business entity spun-off, divested, or distributed to shareholders which shall continue the operations of Central Maine Power Company. The provisions of this Section 8 shall survive the expiration or termination of this Agreement. The Executive agrees that the Company shall be entitled to injunctive relief to prevent any breach or threatened breach of these provisions. In the event of a failure to comply with part (i), (ii) or (iii) of this Section 8, the Executive agrees that the Company shall have no further obligation to pay the Executive any Severance Benefits under
               Section 5.c of this Agreement. In the event of a failure to comply with part (i) or (ii) hereof, the Executive agrees that he shall repay to the Company any such Section 5.c Severance Benefits paid to him. The Company shall have the right to offset any amounts payable to the Executive under this Agreement or otherwise against any benefits which he is obligated to repay to the Company. 9. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment. 10. Assignment. This Agreement and the rights and obligations of the Company hereunder shall inure to the benefit of and shall be binding upon the successors and assigns of the Company (as defined in Section 8 of this Agreement), including without limitation any corporation or other entity acquiring all or substantially all of the business or assets of the Company whether by operation of law or otherwise. This Agreement and the rights of the Executive hereunder shall not be assignable by the Executive, and any assignment by the Executive shall be null and void. 11. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Augusta, Maine, in accordance with the rules of the American Arbitration Association then in effect. The pendency of any such dispute or controversy shall not affect any rights or obligations under this Agreement. Judgment may be entered on the arbitrator's award in any court having jurisdiction. 12. Waiver; Amendment. The failure of either party to enforce, or any delay in enforcing, any rights under this Agreement shall not be deemed to be a waiver of such rights, unless such waiver is an express written waiver which has been signed by the waiving party. Waiver of any one breach shall not be deemed to be a waiver of any other breach of the same or any other provision hereof. This Agreement can be amended only by written instrument signed by each party hereto and no course of dealing or practice or failure to enforce or delay in enforcing any rights hereunder may be claimed to have effected an amendment of this Agreement. 13. Singular Contract. This Agreement is a singular agreement between the Executive and the Company, and is not part of a general "plan" or "program" for employees as a group. This Agreement shall, under no circumstances, be deemed to be an "employee welfare benefit plan" or an "employee pension benefit plan" as defined in the Employee Retirement Income Security Act of 1974 (hereinafter referred to as "ERISA"). Notwithstanding, the Company may submit a letter to the Department of Labor indicating the possible establishment of a so-called unfunded "top hat" plan for the benefit of a select group of management and highly compensated employees to avoid the costs and uncertainties which may occur in the event of a Department of Labor audit and challenge relative to compliance with any allegedly applicable provisions of ERISA. The Executive specifically acknowledges and agrees that the filing of the so-called "top hat" letter notice by the Company shall not be construed or interpreted as an admission on the part of the Company that this Agreement constitutes an ERISA plan, and the Company hereby categorically states, and the Executive hereby agrees, that this Agreement is an ad hoc individual contract with the Executive. 14. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by first-class, registered or certified mail or hand-delivered to the Executive at the last residence address he has provided to the Company or, in the case of the Company, at its principal executive offices to the attention of the Corporate Secretary. 15. Titles and Captions. The section and paragraph titles and captions contained herein are for convenience only and shall not be held to explain, modify, amplify, or aid in the interpretation, construction or meaning of the provisions of this Agreement. 16. Miscellaneous. This Agreement shall be construed and enforced in accordance with the laws of the State of Maine. In the event that any provisions of this Agreement shall be held to be invalid, the other provisions hereof shall remain in full force and effect. 17. Entire Agreement. The terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to the employment of the Executive by the Company and may not be contradicted by evidence of any prior or contemporaneous oral or written agreement. IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date first written above. WITNESS


-----------------------------               ---------------------------------
                                                              David T. Flanagan


WITNESS:                                    CENTRAL MAINE POWER COMPANY


_____________________________               By:_________________________________
                                                   David M. Jagger
                                              Chairman of the Board of Directors

CMP -Flanagan Employment Agreement
121297

                                                                  Exhibit 10.101

                              EMPLOYMENT AGREEMENT
                 As Amended and Restated Effective June 1, 1997


         THIS EMPLOYMENT AGREEMENT is made this ________ day of January, 1998, by and between Central Maine Power Company, a Maine corporation with its principal place of business in Augusta, Maine (hereinafter referred to as the "Company"), and ARTHUR W. ADELBERG (hereinafter referred to as the "Executive").
         WHEREAS, the Company recognizes that the Executive is a valued employee because of his knowledge of the Company's affairs and his experience and leadership capabilities, and desires to encourage his continued employment with the Company to assure itself of the continuing advantage of that knowledge, experience and leadership for the benefit of customers and shareholders, particularly during a period of transition in various aspects of the Company's business and in the event of a Change of Control of the Company; and
         WHEREAS, the Executive desires to serve in the employ of the Company on a full-time basis for a period provided in this Employment Agreement
(hereinafter referred to as the "Agreement") on the terms and conditions hereinafter set forth; and
         WHEREAS, to these ends the Company desires to provide the Executive with certain payments and benefits in the event of the termination of his employment in certain circumstances; and
         WHEREAS, the Company and the Executive wish to set forth the terms and conditions under which such employment and payments and benefits will occur.
         NOW, THEREFORE, in consideration of the continued offer of employment by the Company and the continued acceptance of employment by the Executive, and the mutual promises and covenants contained herein, the Company and the Executive hereby agree as follows:
         1. Term of Agreement. a. Term. The term of this Agreement shall begin on June 1, 1997 (hereinafter referred to as the "Effective Date") and shall expire on December 31, 1999; provided, however, that on December 31, 1999 and on each December 31 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless not later than the preceding October 31 either the Company or the Executive shall have given notice that such party does not wish to extend the term of this Agreement. The Executive commits that he will continue in the active employ of the Company through at least December 31, 1999, absent illness, disability or other non-voluntary circumstances.
         b. Automatic Extension of Term. If a Change of Control occurs during the original term of this Agreement or any extension, then the term of this Agreement shall be automatically extended for a thirty-six (36) calendar month period beginning on the first day of the month following the month in which such Change of Control occurs.
         c. Expiration. Notwithstanding anything to the contrary in this Section 1, this Agreement and all obligations of the Company hereunder shall terminate on the date of the Executive's death, or thirty (30) days after the Company gives notice to the Executive that the Company is terminating the Executive's employment for reason of Total Disability or Cause.
         2. Definitions. The following terms shall have the meanings set forth below:
         "Affiliate" means a person that directly or indirectly through one or more intermediaries controls, is controlled by, or is under common control with the Company.
         "Board" means the Board of Directors of the Company.
         "Cause" means any of the following events or occurrences:
         (i) Any act of material dishonesty taken by, or committed at the request of, the Executive.
         (ii) Any illegal or unethical conduct which, in the good faith judgment of the Board, would impair the
                  Executive's ability to perform his duties under this Agreement or would impair the business reputation of the Company.
         (iii)    Conviction of a felony.
         (iv) The continued failure of the Executive to perform his responsibilities and duties under this Agreement, after demand for performance has been delivered in writing to the Executive specifying the manner in which the Company believes that the Executive is not performing.
Notwithstanding any contrary provision of this Agreement, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a certified copy of a resolution duly adopted by the affirmative vote of two-thirds of the members of the Board who are not employees of the Company at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding in good faith one of the events or occurrences set forth in parts (i) through
(iv) of the definition of "Cause" in this Agreement and specifying the particulars thereof in detail.
         "Change of Control" means the occurrence of any of the following events:
         (i) Any "person," as such term is used in Sections 13(d) and 14(d)of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company or any Affiliate or any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Affiliate), is or becomes the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of stock of the Company representing thirty percent (30%) or more of the combined voting power of the Company's then outstanding stock eligible to vote.
         (ii) During any period of two (2) consecutive years after the execution of this Agreement, individuals who at the beginning of such period constitute the Board, and any new director whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof.
         (iii) The stockholders of the Company approve a merger or consoli-dation of the Company with any other corporation, other than a merger or consolidation which would result in the voting stock
               of  the  Company   outstanding   immediately   prior   thereto
               continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the outstanding voting stock of the Company or such
               surviving   entity    immediately   after   such   merger   or
               consolidation;   provided,   however,   that   a   merger   or
               consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than thirty percent (30%)
               of the combined voting power of the Company's then outstanding securities shall not constitute a Change of Control of the Company.
         (iv) The sale or exchange of the Transmission and Distribution Division of the Company, in the form of a sale of stock, a sale of substantially all of the assets of that Division, or in any other form.
         "Constructive Discharge" means, so long as no Change of Control has occurred, any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time, other than any across-the-board base salary reduction for a group or all of the executive officers of the Company, and also means, on or after a Change of Control,
         (i) any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time;
         (ii) a failure to increase the Executive's annual base salary commensurate with any across-the-board percentage increases in the compensation of other executive officers of the Company;
         (iii) a substantial reduction in the nature or scope of the Executive's responsibilities, duties or authority from those described in Section 3.c of this Agreement; (iv) a material adverse change in the Executive's title or position; or (v) relocation of the Executive's place of employment from the Company's principal executive offices to a place more than
                  twenty-five (25)  miles  from  Augusta,   Maine  without  the
                  Executive's consent.
         "Severance Benefits" means the benefits set forth in Section 5.a or
          5.c of this Agreement.
         "Severance Period" means, in the case of a Change of Control, the period from the date of termination as
determined in accordance with Section 6 of this Agreement until the third anniversary of such date.
         "Total Disability" means the complete and permanent inability of the Executive to perform all of his duties under this Agreement on a full-time basis for a period of at least six (6) consecutive months, as determined upon the basis of such evidence, which may include independent medical reports and data, as the Board deems appropriate or necessary.
         3. Employment. a. Position. The Company hereby agrees to continue its employment of the Executive in the capacity of Executive Vice President of the Company, and the Executive hereby agrees to remain in the employ of the Company for the period beginning on the Effective Date and ending on the date on which the Executive's employment is terminated in accordance with this Agreement (the "Employment Period"). This Agreement shall not restrict in any way the right of the Company to terminate the Executive's employment at whatever time and for whatever reason it deems appropriate, nor shall it limit the right of the Executive to terminate employment at any time for whatever reason he deems appropriate.
         b. Performance. The Executive agrees that, during the Employment Period, he shall devote substantially all his business attention and time to the business and affairs of the Company and its Affiliates , and use his best efforts to perform faithfully and efficiently the duties and responsibilities of the Executive under this

         Agreement. It is expressly understood that (i) the Executive may devote a reasonable amount of time to such industry associations and charitable and civic endeavors as shall not materially interfere with the services that the Executive is required to render under this Agreement, and (ii) the Executive may serve as a member of one or more boards of directors of companies that are not affiliated with the Company and do not compete with the Company or any of its Affiliates. c. Job Duties. The following listing of job duties shall represent the Executive's primary responsibilities. Such responsibilities may be expanded and, so long as no Change of Control has occurred, may be decreased as the business needs of the Company require. The Executive's primary job responsibilities shall include, but not be limited to, participation in the development and general oversight of corporate policies, strategies and business initiatives as a member of the senior most management team of the Company.

4. Compensation and Benefits. a. During the Employment Period,
               the Executive shall be compensated as follows:

         (i)      Salary.  He shall receive an annual base salary, the amount of which shall be reviewed regularly and
                  determined from time to time by the Board, but which shall not be less than $190,000.00. His salary shall be payable in accordance with Company payroll practices.
         (ii) Participation in Executive Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its executives, including without limitation any short-term or long-term incentive, pension, or supplemental pension plan or program, in accordance with the terms and conditions of any such plan or program or the administrative guidelines relating thereto, as may be amended from time to time.
         (iii) Participation in Salaried Employee Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its salaried employees generally, including without limitation any savings and investment, stock purchase or group medical, dental, life, accident or disability insurance plan or program, subject to all eligibility requirements of general applicability, to the extent that executives are not excluded from participation therein under the terms thereof or under the terms of any executive plan or program or any approval or adoption thereof.
         (iv) Other Fringe Benefits. He shall be entitled to all fringe benefits generally provided by the Company at any time to its full-time salaried employees, including without limitation paid vacation, holidays and sick leave but excluding severance pay, in accordance with generally applicable Company policies with respect to such benefits.
         (v) Split-Dollar Agreement. He shall be entitled to all rights and benefits under the Split-Dollar Life Insurance Agreement between the Company and the Executive in effect as of the Effective Date of this Agreement in accordance with the terms of such Split-Dollar Life Insurance Agreement.

               (vi) Special Retirement Benefit. The Executive shall be entitled to a special retirement benefit described herein if, and only if, the Executive voluntarily terminates employment within twelve
               (12) months after the occurrence of a Constructive Discharge or his employment is involuntarily terminated by the Company for any reason (except Cause). The special retirement benefit shall be calculated as a single life annuity payable over the lifetime of the Executive (except as provided below) in the amount of two and six-tenths percent (2.6%) for each year of employment with the Company multiplied by the Executive's highest three (3) consecutive years' average annual base salary from the Company, with payments to commence on the first day of the calendar month following the later of (a) the Employee's 55th birthday, (b) the last day of the thirty-six (36) month period for which the Executive is receiving severance pay under Section 5.a. below, or
               (c) his date of termination of employment with the Company, minus any amounts (denominated for this calculation as a single life annuity under each plan, program or agreement on the assumption that the payments would commence on the same date), payable to the Executive under the Retirement Income Plan for Non-Union Employees of Central Maine Power Company (the "Basic Plan"), and any successor defined benefit plan to the Basic Plan, the Central Maine Power Company Supplemental Executive Retirement Plan (the "SERP"), and the Split-Dollar Life Insurance Agreement, (the "Split-Dollar Arrangement") unless the insurance contract or contracts under the Split-Dollar Arrangement are assigned back to the Company. The Company hereby acknowledges and agrees that the special retirement benefit provided in this Section is intended to provide a minimum and not a maximum retirement benefit, and therefore, if the offsets from the Basic Plan, the SERP and the Split-Dollar Arrangement exceed the special retirement benefit formula stated above, this provision shall not be deemed to reduce any benefit which the Executive shall be entitled to receive under those other plans or programs. If the Executive becomes eligible to receive the special retirement benefit hereunder prior to being eligible to receive a benefit under the Basic Plan, the SERP or the Split-Dollar Arrangement, payment shall commence hereunder at the applicable unreduced or partially-reduced amount until such time as the Executive first becomes eligible to receive a benefit under the Basic Plan, the SERP or the Split-Dollar Arrangement (as the case may be), at which time or times, the amount payable hereunder shall be recalculated and reduced by the amount then available under the applicable program (in each case, the reduction shall be made by comparing single life annuity values, and thereafter converting those values to the applicable joint and survivor benefit). For purposes of the SERP, the special retirement benefit provided herein shall not constitute "any other non-qualified retirement plan of (or employment agreement with) the Company", which would result in a reduction of the SERP benefit calculation under
               Section 3.1(c) of the SERP. Before the Executive's date of termination, he shall have a one-time irrevocable election to elect to receive his benefits hereunder in the form of an actuarially-equivalent joint and survivor annuity payable over his lifetime and the lifetime of his spouse, which election must be made prior to the calculation of his first payment and which election shall apply to all calculations made under this Section, including recalculations at the time he becomes eligible for benefits under the Basic Plan, the SERP or the Split-Dollar Arrangement, if later. Once payments commence under this Section as hereinbefore provided, such payments shall continue for his lifetime (and for the lifetime of his spouse after his death, if he has elected a joint and survivor option as described above). Notwithstanding the foregoing, solely for purposes of determining whether the Executive has incurred a Constructive Discharge, in the definition of the term "Change of Control", subsections (i) and (iii), on pages 4 and 5 above, the applicable percentages shall be increased from thirty percent (30%) to fifty percent (50%), wherever applicable, for purposes of determining whether the Executive is entitled to receive the special retirement benefit specified herein. The Executive's rights under this Section shall survive and continue to be enforceable even if this Agreement is terminated, unless the Agreement is terminated for Cause.

         b. Vested Benefits. Notwithstanding any contrary provision of this Agreement, any compensation or benefits which are vested in the Executive or which the Executive is otherwise entitled to receive under any plan or program of the Company or any agreement between the Company and the Executive before, at or subsequent to the Executive's termination of employment shall be furnished and paid in accordance with the terms and provisions of such plan, program or agreement.
         c. Withholding. All compensation payable under this Section 4 shall be subject to normal payroll deductions for withholding income taxes, Social Security taxes and the like.
         5. Severance Benefits. a. Change of Control. If, on or after a Change of Control, the Executive's employment with the Company is terminated during the Employment Period by the Company and/or any successor for any reason other than death, Total Disability or Cause, or by the Executive within twelve (12) calendar months of a Constructive Discharge, Severance Benefits shall be provided as follows:
         (i) The Company shall pay the Executive, in one lump sum cash pay-ment, within sixty (60) days following the date of termination of employment as determined under Section 6 of this Agreement, an amount equal to 2.99 times (a) the Executive's base salary earned during the twelve (12) months immediately preceding the Change of Control and (b) the three (3) year average of amounts earned under the Company's 1987 Executive Incentive Plan or any successor short-term executive incentive plan for the three (3) years preceding the Change of Control.
         (ii) Core coverage for the Executive and his dependents under the Company's group medical, life, accident and disability plans or programs shall continue for a period of three (3) years from the date of termination specified in Section 6 on the same terms and conditions, as if the Executive's employment had not terminated. In the event that the Executive's participation in any such plan or program is barred, the Company shall arrange at its expense to provide the Executive and his dependents during the Severance Period with core benefits substantially similar to those which he would
                  otherwise  be  entitled  to  receive   under  such  plans  and
                  programs; provided, however, that the obligation of the Company to provide continuation of any insured long-term disability benefits shall be limited to the conversion rights available under such disability insurance products, and the Company hereby agrees to pay the conversion premium due thereon for the Severance Period.
         (iii) To the extent allowed by law, but without violating any non-discrimination or other applicable restrictions, the Severance Period shall count as service for all purposes (including benefit accrual and eligibility) under any welfare benefit or non-qualified plan of the Company applicable to the Executive immediately prior to the Executive's termination of employment, for which service with the Company is taken into account, including without limitation any supplemental pension plan, and all benefits under such plans that are subject to vesting shall vest as of the date of such termination of employment.
         (iv) The Company shall pay a fee to an independent outplacement firm selected by the Executive for outplacement services in an amount equal to the actual fee for such services up to a total of $10,000.
         b. Parachute Provision. Notwithstanding the provisions of Section 5.a hereof, if, in the opinion of tax counsel selected by the Company's independent auditors,
         (i) the Severance Benefits set forth in said Section 5.a and any payments or benefits otherwise payable to the Executive would constitute "parachute payments" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (said Severance Benefits and other payments or benefits being hereinafter collectively referred to as "Total Payments"), and
         (ii)     the aggregate present value of the Total Payments would exceed
                  2.99 times the Executive's base amount, as defined in Section 280G(b)(3) of the Code, then, such portion of the Severance Benefits described in Section 5.a hereof as, in the opinion of said tax counsel, constitute "parachute payments" shall be reduced as directed by tax counsel so that the aggregate present value of the Total Payments is equal to 2.99 times the Executive's base amount. The tax counsel selected pursuant to this Section 5.b may consult with tax counsel for the Executive, but shall have complete, sole and final discretion to determine which Severance Benefits shall be reduced and the amounts of the required reductions. For purposes of this Section 5.b, the Executive's base amount and the value of the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of
Section 280G of the Code and based upon the advice of tax counsel selected thereby.
         c. No Change of Control. If no Change of Control has occurred, and the Executive's employment with the Company is terminated during the Employment Period either (i) by the Company for any reason other than death, Total Disability or Cause, or (ii) by the Executive within six (6) calendar months of a Constructive Discharge, the Company shall pay the Executive, in twelve (12) equal monthly cash installments beginning not later than sixty (60) days following the date of termination of employment as determined under Section 6 of this Agreement, Severance Benefits equal to one (1) times the Executive's annual base salary in effect on the date immediately preceding the date of termination, or preceding the date of a Constructive Discharge attributable to a base salary reduction if applicable; provided, however, that each of the last six (6) monthly cash installments shall be reduced by an amount equal to any base salary or other base pay or commissions earned through other employment or any fees earned as a consultant for the particular month, such that an installment shall not be paid or payable by the Company for any month for which such other base salary, base pay, commission or fees equal or exceed the amount of the installment.
         6. Date of Termination. For purposes of this Agreement, the date of termination of the Executive's employment shall be the date notice is given to the Executive by the Company and/or any successor or, in the case of a Constructive Discharge, the date set forth in a written notice given to the Company by the Executive, provided that the Executive gives such notice within twelve (12) calendar months of the Constructive Discharge in the case of a Change of Control, and within six (6) calendar months of the Constructive Discharge in other cases, and specifies therein the event constituting the Constructive Discharge.
         7. Taxes. a. Gross-Up Amount. In the event that any portion of the Severance Benefits is subject to tax under Section 4999 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto (the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Amount") which, after payment of all federal and State income taxes thereon (assuming the Executive is at the highest marginal federal and applicable State income tax rate in effect on the date of payment of the Gross-Up Amount) and payment of any Excise Tax on the Gross-Up Amount, is equal to the Excise Tax payable by the Executive on such portion of the Severance Benefits. Any Gross-Up Amount payable hereunder shall be paid by the Company coincident with the payment of the Severance Benefits described in Section 5.a(i) of this Agreement.
         b. Tax Withholding. All amounts payable to the Executive under this Agreement shall be subject to applicable withholding of income, wage and other taxes.

8. Non-Competition, Confidentiality and Cooperation. The Executive agrees that:

         (i) During the Employment Period and for one (1) year after the termination of the Executive's employment with the Company for any reason other than a Change of Control, the Executive shall not serve as a director, officer, employee, partner or consul-tant or in any other capacity in any business that is a competitor of the Company, or solicit Company employees for employment or other participation in any such business, or take any other action intended to advance the interests of such business;
         (ii) During and after the Executive's employment with the Company he shall not divulge or appropriate to his own use or the use of others any secret, proprietary or confidential information or knowledge pertaining to the business of the Company, or any of its Affiliates, obtained during his employment with the Company; and
         (iii) During the Employment Period, he shall support the Company's interests and efforts in all regulatory, administrative, judicial or other proceedings affecting the Company and, after the termination of his employment with the Company, he shall use best efforts to comply with all reasonable requests of the Company that he cooperate with the Company, whether by giving testimony or otherwise, in regulatory, administrative, judicial or other proceedings affecting the Company except any proceeding in which he may be in a position adverse to that of the Company. After the termination of employment, the Company shall reimburse the Executive for his reasonable expenses and his time, at a reasonable rate to be determined, for the Executive's cooperation with the Company in any such proceeding.
         (iv) The term "Company" as used in this Section 8 shall include Central Maine Power Company, any Affiliate of Central Maine Power Company (determined as of the date of termination), any successor to the business or operations of Central Maine Power and any business entity spun-off, divested, or distributed to shareholders which shall continue the operations of Central Maine Power Company.
The provisions of this Section 8 shall survive the expiration or termination of this Agreement. The Executive agrees that the Company shall be entitled to injunctive relief to prevent any breach or threatened breach of these provisions. In the event of a failure to comply with part (i), (ii) or (iii) of this Section 8, the Executive agrees that the Company shall have no further obligation to pay the Executive  any  Severance  Benefits  under Section 5.c. of this Agreement. In the event of a failure to comply with part (i) or (ii) hereof, the Executive agrees that he shall repay to the Company any such Section 5.c Severance Benefits paid to him. The Company shall have the right to offset any amounts payable to the Executive under this Agreement or otherwise against any Severance Benefits which he is obligated to repay to the Company.
         9. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment.
         10. Assignment. This Agreement and the rights and obligations of the Company hereunder shall inure to the benefit of and shall be binding upon the successors and assigns of the Company, including without limitation any corporation or other entity acquiring all or substantially all of the business or assets of the Company whether by operation of law or otherwise. This Agreement and the rights of the Executive hereunder shall not be assignable by the Executive, and any assignment by the Executive shall be null and void.
         11. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Augusta, Maine, in accordance with the rules of the American Arbitration Association then in effect. The pendency of any such dispute or controversy shall not affect any rights or obligations under this Agreement.
Judgment may be entered on the arbitrator's award in any court having jurisdiction.
         12. Waiver; Amendment. The failure of either party to enforce, or any delay in enforcing, any rights under this Agreement shall not be deemed to be a waiver of such rights, unless such waiver is an express written waiver which has been signed by the waiving party. Waiver of any one breach shall not be deemed to be a waiver of any other breach of the same or any other provision hereof. This Agreement can be amended only by written instrument signed by each party hereto and no course of dealing or practice or failure to enforce or delay in enforcing any rights hereunder may be claimed to have effected an amendment of this Agreement.
         13. Singular Contract. This Agreement is a singular agreement between the Executive and the Company, and is not part of a general "plan" or "program" for employees as a group. This Agreement shall, under no circumstances, be deemed to be an "employee welfare benefit plan" or an "employee pension benefit plan" as defined in the Employee Retirement Income Security Act of 1974 (hereinafter referred to as "ERISA"). Notwithstanding, the Company may submit a letter to the Department of Labor indicating the possible establishment of a so-called unfunded "top hat" plan for the benefit of a select group of management and highly compensated employees to avoid the costs and uncertainties which may occur in the event of a Department of Labor audit and challenge relative to compliance with any allegedly applicable provisions of ERISA. The Executive specifically acknowledges and agrees that the filing of the so-called "top hat" letter notice by the Company shall not be construed or interpreted as an admission on the part of the Company that this Agreement constitutes an ERISA plan, and the Company hereby categorically states, and the Executive hereby agrees, that this Agreement is an ad hoc individual contract with the Executive.
         14. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by first-class, registered or certified mail or hand-delivered to the Executive at the last residence address he has provided to the Company or, in the case of the Company, at its principal executive offices to the attention of the Corporate Secretary.
         15. Titles and Captions. The section and paragraph titles and captions contained herein are for convenience only and shall not be held to explain, modify, amplify, or aid in the interpretation, construction or meaning of the provisions of this Agreement.
         16. Miscellaneous. This Agreement shall be construed and enforced in accordance with the laws of the State of Maine. In the event that any provisions of this Agreement shall be held to be invalid, the other provisions hereof shall remain in full force and effect.
         17. Entire Agreement. The terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to the employment of the Executive by the Company and may not be contradicted by evidence of any prior or contemporaneous oral or written agreement.
         IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date first written above.
WITNESS:


-----------------------------               ---------------------------------
                                                        Arthur W. Adelberg


WITNESS:                                    CENTRAL MAINE POWER COMPANY


-----------------------------               ---------------------------------
                                        By:      David M. Jagger
                                                 Chairman of the Board
                                                     of Directors

CMP -Adelberg Employment Agreement
011498

                                                                  Exhibit 10.102

                              EMPLOYMENT AGREEMENT
                 As Amended and Restated Effective June 1, 1997


         THIS EMPLOYMENT AGREEMENT is made this ________ day of January, 1998, by and between Central Maine Power Company, a Maine corporation with its principal place of business in Augusta, Maine (hereinafter referred to as the "Company"), and DAVID E. MARSH (hereinafter referred to as the "Executive").
         WHEREAS, the Company recognizes that the Executive is a valued employee because of his knowledge of the Company's affairs and his experience and leadership capabilities, and desires to encourage his continued employment with the Company to assure itself of the continuing advantage of that knowledge, experience and leadership for the benefit of customers and shareholders, particularly during a period of transition in various aspects of the Company's business and in the event of a Change of Control of the Company; and
         WHEREAS, the Executive desires to serve in the employ of the Company on a full-time basis for a period provided in this Employment Agreement
(hereinafter referred to as the "Agreement") on the terms and conditions hereinafter set forth; and
         WHEREAS, to these ends the Company desires to provide the Executive with certain payments and benefits in the event of the termination of his employment in certain circumstances; and
         WHEREAS, the Company and the Executive wish to set forth the terms and conditions under which such employment and payments and benefits will occur.
         NOW, THEREFORE, in consideration of the continued offer of employment by the Company and the continued acceptance of employment by the Executive, and the mutual promises and covenants contained herein, the Company and the Executive hereby agree as follows:
         1. Term of Agreement. a. Term. The term of this Agreement shall begin on June 1, 1997 (hereinafter referred to as the "Effective Date") and shall expire on December 31, 1999; provided, however, that on December 31, 1999 and on each December 31 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless not later than the preceding October 31 either the Company or the Executive shall have given notice that such party does not wish to extend the term of this Agreement. The Executive commits that he will continue in the active employ of the Company through at least December 31, 1999, absent illness, disability or other non-voluntary circumstances.
         b. Automatic Extension of Term. If a Change of Control occurs during the original term of this Agreement or any extension, then the term of this Agreement shall be automatically extended for a thirty-six (36) calendar month period beginning on the first day of the month following the month in which such Change of Control occurs.
         c. Expiration. Notwithstanding anything to the contrary in this Section 1, this Agreement and all obligations of the Company hereunder shall terminate on the date of the Executive's death, or thirty (30) days after the Company gives notice to the Executive that the Company is terminating the Executive's employment for reason of Total Disability or Cause.
         2. Definitions. The following terms shall have the meanings set forth below:
         "Affiliate" means a person that directly or indirectly through one or more intermediaries controls, is controlled by, or is under common control with the Company.
         "Board" means the Board of Directors of the Company.
         "Cause" means any of the following events or occurrences:
         (i)      Any act of material dishonesty taken by, or committed at the request of, the Executive.
         (ii)     Any illegal or unethical conduct which, in the good faith
                  judgment of the Board, would impair the
                  Executive's ability to perform his duties under this Agreement or would impair the business reputation of the Company.
         (iii)    Conviction of a felony.
         (iv)     The  continued   failure  of  the  Executive  to  perform  his
                  responsibilities and duties under this Agreement, after demand for performance has been delivered in writing to the Executive specifying  the manner in which the Company  believes that the
                  Executive is not performing.
Notwithstanding any contrary provision of this Agreement, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a certified copy of a resolution duly adopted by the affirmative vote of two-thirds of the members of the Board who are not employees of the Company at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding in good faith one of the events or occurrences set forth in parts (i) through
(iv) of the definition of "Cause" in this Agreement and specifying the particulars thereof in detail.
         "Change of Control" means the occurrence of any of the following events:
         (i)  Any "person," as such term is used in Sections 13(d) and 14(d) of the Securities  Exchange Act of 1934,  as amended  (the  "Exchange
              Act") (other than the Company or any  Affiliate or any trustee or  other  fiduciary  holding  securities  under  an  employee benefit plan of the Company or any  Affiliate),  is or becomes the  beneficial  owner,  as defined  in Rule  13d-3  under the
              Exchange Act, directly or indirectly,  of stock of the Company representing  thirty  percent  (30%)  or more of the  combined voting power of the Company's then outstanding  stock eligible to vote.
         (ii) During any period of two (2) consecutive years after the execution of this  Agreement,  individuals  who at the  beginning  of  such period  constitute  the  Board,  and  any new  director  whose election  by the  Board  or  nomination  for  election  by the
              Company's  stockholders  was  approved  by a vote of at  least two-thirds  of the  directors  then in office who either  were directors at the beginning of the period or whose  election or nomination for election was previously so approved,  cease for any reason to constitute at least a majority thereof.
         (iii)The stockholders of the Company approve a merger or consoli-
              dation of the Company with any other corporation, other than a merger or consolidation which would result in the voting stock
              of  the  Company   outstanding   immediately   prior   thereto
              continuing to represent (either by remaining outstanding or by being  converted  into  voting  securities  of  the  surviving entity) more than fifty percent  (50%) of the combined  voting power of the  outstanding  voting stock of the Company or such
              surviving   entity    immediately   after   such   merger   or
              consolidation;   provided,   however,   that   a   merger   or
              consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than thirty percent (30%) of the combined voting power of the Company's then outstanding securities shall not constitute a Change of Control of the Company.
         (iv) The sale or  exchange  of the  Transmission  and  Distribution
              Division of the Company, in the form of a sale of stock, a sale of substantially all of the assets of the Division, or in any other form.
         "Constructive Discharge" means, so long as no Change of Control has occurred, any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time, other than any across-the-board base salary reduction for a group or all of the executive officers of the Company, and also means, on or after a Change of Control,
         (i)      any reduction in the Executive's  annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time;
         (ii)     a failure to increase the Executive's annual base salary com mensurate with any across-the-board percentage increases in the compensation of other executive officers of the Company;

                    (iii)a  substantial  reduction in the nature or scope of the
                         Executive's responsibilities, duties or authority from those described in Section 3.c of this Agreement; (iv) a material adverse change in the Executive's title or position; or (v) relocation of the Executive's place of employment from the Company's principal executive offices to a place more than twenty-five (25) miles from Augusta, Maine without the Executive's consent.

                    "Severance Benefits" means the benefits set forth in Section
               5.a or 5.c of this Agreement.

                    "Severance  Period"  means,  in  the  case  of a  Change  of
               Control, the period from the date of termination as determined in accordance with Section 6 of this Agreement until the third anniversary of such date.

         "Total Disability" means the complete and permanent inability of the Executive to perform all of his duties under this Agreement on a full-time basis for a period of at least six (6) consecutive months, as determined upon the basis of such evidence, which may include independent medical reports and data, as the Board deems appropriate or necessary.
         3. Employment. a. Position. The Company hereby agrees to continue its employment of the Executive in the capacity of Chief Financial Officer of the Company, and the Executive hereby agrees to remain in the employ of the Company for the period beginning on the Effective Date and ending on the date on which the Executive's employment is terminated in accordance with this Agreement (the "Employment Period"). This Agreement shall not restrict in any way the right of the Company to terminate the Executive's employment at whatever time and for whatever reason it deems appropriate, nor shall it limit the right of the Executive to terminate employment at any time for whatever reason he deems appropriate.
         b. Performance. The Executive agrees that, during the Employment Period, he shall devote substantially all his business attention and time to the business and affairs of the Company and its Affiliates , and use his best efforts to perform faithfully and efficiently the duties and responsibilities of the Executive under this Agreement. It is expressly understood that (i) the Executive may devote a reasonable amount of time to such industry associations and charitable and civic endeavors as shall not materially interfere with the services that the Executive is required to render under this Agreement, and (ii) the Executive may serve as a member of one or more boards of directors of companies that are not affiliated with the Company and do not compete with the Company or any of its Affiliates. c. Job Duties. The following listing of job duties shall represent the Executive's primary responsibilities. Such responsibilities may be expanded and, so long as no Change of Control has occurred, may be decreased as the business needs of the Company require. The Executive's primary job responsibilities shall include, but not be limited to, service as a member of Executive Management Team, participating in the development and general oversight of corporate policies, strategies and business initiatives, providing oversight and guidance for the corporate strategic business units, and guidance of the development, implementation, management and oversight of financial policies, strategies, plans, activities and investment decisions and the coordination and business development strategy for the Company's Related Business Group.

                    4. Compensation and Benefits. a. During the Employment Period, the Executive shall be compensated as follows:

     (i) Salary. He shall receive an annual base salary, the amount of which shall be reviewed regularly and determined from time to time by the Board, but which shall not be less than $190,000.00. His salary shall be payable in accordance with Company payroll practices.

         (ii) Participation in Executive Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its executives, including without limitation any short-term or long-term incentive, pension, or supplemental pension plan or program, in accordance with the terms and conditions of any such plan or program or the administrative guidelines relating thereto, as may be amended from time to time.
         (iii) Participation in Salaried Employee Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its salaried employees generally, including without limitation any savings and investment, stock purchase or group medical, dental, life, accident or disability insurance plan or program, subject to all eligibility requirements of general applicability, to the extent that executives are not excluded from participation therein under the terms thereof or under the terms of any executive plan or program or any approval or adoption thereof.
         (iv) Other Fringe Benefits. He shall be entitled to all fringe benefits generally provided by the Company at any time to its full-time salaried employees, including without limitation paid vacation, holidays and sick leave but excluding severance pay, in accordance with generally applicable Company policies with respect to such benefits.
         (v) Split-Dollar Agreement. He shall be entitled to all rights and benefits under the Split-Dollar Life Insurance Agreement between the Company and the Executive in effect as of the Effective Date of this Agreement in accordance with the terms of such Split-Dollar Life Insurance Agreement.

     (vi) Special  Retirement  Benefit.  The  Executive  shall be  entitled to a special retirement benefit described herein if, and only if, the Executive voluntarily terminates employment within twelve (12) months after the occurrence of a Constructive Discharge or his employment is involuntarily terminated by the Company for any reason (except Cause). The special retirement benefit shall be calculated as a single life annuity payable over the lifetime of the Executive (except as provided below) in the amount of fifty percent (50%) of the Executive's highest three (3) consecutive years' average annual base salary from the Company, with payments to commence on the first day of the calendar month after the later of (a) the last month of the thirty-six (36) month period for which he is receiving severance pay under Section 5.a. below, or (b) his date of termination of employment with the Company, minus any amounts (denominated for this calculation as a single life annuity under each plan, program or agreement on the assumption that the payments would commence on the same date), payable to the Executive under the Retirement Income Plan for Non-Union Employees of Central Maine Power Company (the "Basic Plan"), and any successor defined benefit plan to the Basic Plan, the Central Maine Power Company Supplemental Executive Retirement Plan (the "SERP"), and the Split-Dollar Life Insurance Agreement, (the "Split-Dollar Arrangement"), unless the insurance contract or contracts under the Split-Dollar Arrangement are assigned back to the Company. The Company hereby acknowledges and agrees that the special retirement benefit provided in this Section is intended to provide a minimum and not a maximum retirement benefit, and therefore, if the offsets from the Basic Plan, the SERP and the Split-Dollar Arrangement exceed the special retirement benefit formula stated above, this provision shall not be deemed to reduce any benefit which the Executive shall be entitled to receive under those other plans or programs. If the Executive becomes eligible to receive the special retirement benefit hereunder prior to being eligible to receive a benefit under the Basic Plan, the SERP or the Split-Dollar Arrangement, payment shall commence hereunder at the applicable unreduced or partially-reduced amount until such time as the Executive first becomes eligible to receive a benefit under the Basic Plan, the SERP or the Split-Dollar Arrangement (as the case may be), at which time or times, the amount payable hereunder shall be recalculated and reduced by the amount then available under the applicable program (in each case, the reduction shall be made by comparing single life annuity values, and thereafter converting those values to the applicable joint and survivor benefit). For purposes of the SERP, the special retirement benefit provided herein shall not constitute "any other non-qualified retirement plan of (or employment agreement with) the Company", which would result in a reduction of the SERP benefit calculation under Section 3.1(c) of the SERP. In addition, for purposes of the SERP, the Executive's period of "Credited Service" shall be deemed to commence on his date of employment (May 10, 1973), as compared to the date of commencement of Credited Service under the Basic Plan. Before the Executive's date of termination, he shall have a one-time irrevocable election to elect to receive his benefits hereunder in the form of an actuarially-equivalent joint and survivor annuity payable over his lifetime and the lifetime of his spouse, which election must be made prior to the calculation of his first payment and which election shall apply to all calculations made under this Section, including recalculations at the time he becomes eligible for benefits under the Basic Plan, the SERP or the Split-Dollar Arrangement, if later. Once payments commence under this Section as hereinbefore provided, such payments shall continue for his lifetime (and for the lifetime of his spouse after his death, if he has elected a joint and survivor option as described above). Notwithstanding the foregoing, solely for purposes of determining whether the Executive has incurred a Constructive Discharge, in the definition of the term "Change of Control", subsections (i) and (iii), on pages 4 and 5 above, the applicable percentages shall be increased from thirty percent (30%) to fifty percent (50%), wherever applicable, for purposes of determining whether the Executive is entitled to receive the special retirement benefit herein. In addition to the pension enhancement, if the Executive is not eligible to participate in the Post-Retirement Medical Plan for Non-Union Employees (the "Retiree Medical Plan") upon his retirement, the Company will provide the Executive with a monthly or quarterly payment sufficient for him to purchase medical insurance coverage for himself and his dependents at the same benefit level provided under the Retiree Medical Plan. Payments hereunder shall be made directly to the medical insurance company or as a reimbursement to the Executive, as appropriate. The Executive's rights under this Section shall survive and continue to be enforceable even if this Agreement is terminated, unless the Agreement is terminated for Cause.

         b. Vested Benefits. Notwithstanding any contrary provision of this Agreement, any compensation or benefits which are vested in the Executive or which the Executive is otherwise entitled to receive under any plan or program of the Company or any agreement between the Company and the Executive before, at or subsequent to the Executive's termination of employment shall be furnished and paid in accordance with the terms and provisions of such plan, program or agreement.
         c. Withholding. All compensation payable under this Section 4 shall be subject to normal payroll deductions for withholding income taxes, Social Security taxes and the like.
         5. Severance Benefits. a. Change of Control. If, on or after a Change of Control, the Executive's employment with the Company is terminated during the Employment Period by the Company and/or any successor for any reason other than death, Total Disability or Cause, or by the Executive within twelve (12) calendar months of a Constructive Discharge, Severance Benefits shall be provided as follows:
         (i) The Company shall pay the Executive, in one lump sum cash pay-ment, within sixty (60) days following the date of termination of employment as determined under Section 6 of this Agreement, an amount equal to 2.99 times (a) the Executive's base salary earned during the twelve (12) months immediately preceding the Change of Control and (b) the three (3) year average of amounts earned under the Company's 1987 Executive Incentive Plan or any successor short-term executive incentive plan for the three (3) years preceding the Change of Control.
         (ii) Core coverage for the Executive and his dependents under the Company's group medical, life, accident and disability plans or programs shall continue for the Severance Period on the same terms and conditions, as if the Executive's employment had not terminated. In the event that the Executive's participation in any such plan or program is barred, the Company shall arrange at its expense to provide the Executive and his dependents during the Severance Period with core benefits substantially similar to those which he would
                  otherwise  be  entitled  to  receive   under  such  plans  and
                  programs; provided, however, that the obligation of the Company to provide continuation of any insured long-term disability benefits shall be limited to the conversion rights available under such disability insurance products, and the Company hereby agrees to pay the conversion premium due thereon for the Severance Period.
         (iii) To the extent allowed by law, but without violating any non-discrimination or other applicable restrictions, the Severance Period shall count as service for all purposes (including benefit accrual and eligibility) under any welfare benefit or non-qualified plan of the Company applicable to the Executive immediately prior to the Executive's termination of employment, for which service with the Company is taken into account, including without limitation any supplemental pension plan, and all benefits under such plans that are subject to vesting shall vest as of the date of such termination of employment.
         (iv) The Company shall pay a fee to an independent outplacement firm selected by the Executive for outplacement services in an amount equal to the actual fee for such services up to a total of $10,000.
         b.  Parachute Provision.  Notwithstanding the provisions of Section
 5.a hereof, if, in the opinion of tax counsel selected by the Company's independent auditors,
         (i) the Severance Benefits set forth in said Section 5.a and any payments or benefits otherwise payable to the Executive would constitute "parachute payments" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (said Severance Benefits and other payments or benefits being hereinafter collectively referred to as "Total Payments"), and
         (ii)     the aggregate present value of the Total Payments would exceed
                  2.99 times the Executive's base amount, as defined in Section 280G(b)(3) of the Code, then, such portion of the Severance Benefits described in Section 5.a hereof as, in the opinion of said tax counsel, constitute "parachute payments" shall be reduced as directed by tax counsel so that the aggregate present value of the Total Payments is equal to 2.99 times the Executive's base amount. The tax counsel selected pursuant to this Section 5.b may consult with tax counsel for the Executive, but shall have complete, sole and final discretion to determine which Severance Benefits shall be reduced and the amounts of the required reductions. For purposes of this Section 5.b, the Executive's base amount and the value of the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of
Section 280G of the Code and based upon the advice of tax counsel selected thereby.
         c. No Change of Control. If no Change of Control has occurred, and the Executive's employment with the Company is terminated during the Employment Period either (i) by the Company for any reason other than death, Total Disability or Cause, or (ii) by the Executive within six (6) calendar months of a Constructive Discharge, the Company shall pay the Executive, in twelve (12) equal monthly cash installments beginning not later than sixty (60) days following the date of termination of employment as determined under Section 6 of this Agreement, Severance Benefits equal to one (1) times the Executive's annual base salary in effect on the date immediately preceding the date of termination, or preceding the date of a Constructive Discharge attributable to a base salary reduction if applicable; provided, however, that each of the last six (6) monthly cash installments shall be reduced by an amount equal to any base salary or other base pay or commissions earned through other employment or any fees earned as a consultant for the particular month, such that an installment shall not be paid or payable by the Company for any month for which such other base salary, base pay, commission or fees equal or exceed the amount of the installment.
         6. Date of Termination. For purposes of this Agreement, the date of termination of the Executive's employment shall be the date notice is given to the Executive by the Company and/or any successor or, in the case of a Constructive Discharge, the date set forth in a written notice given to the Company by the Executive, provided that the Executive gives such notice within twelve (12) calendar months of the Constructive Discharge in the case of a Change of Control, and within six (6) calendar months of the Constructive Discharge in other cases, and specifies therein the event constituting the Constructive Discharge.
         7. Taxes. a. Gross-Up Amount. In the event that any portion of the Severance Benefits is subject to tax under Section 4999 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto (the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Amount") which, after payment of all federal and State income taxes thereon (assuming the Executive is at the highest marginal federal and applicable State income tax rate in effect on the date of payment of the Gross-Up Amount) and payment of any Excise Tax on the Gross-Up Amount, is equal to the Excise Tax payable by the Executive on such portion of the Severance Benefits. Any Gross-Up Amount payable hereunder shall be paid by the Company coincident with the payment of the Severance Benefits described in Section 5.a(i) of this Agreement.
         b. Tax Withholding. All amounts payable to the Executive under this Agreement shall be subject to applicable withholding of income, wage and other taxes.

     8. Non-Competition, Confidentiality and Cooperation. The Executive agrees that:

     (i) During the Employment Period and for one (1) year after the termi-nation of the Executive's employment with the Company for any reason other than a Change of Control, the Executive shall not serve as a director, officer, employee, partner or consultant or in any other capacity in any business that is a competitor of the Company, or solicit Company employees for employment or other participation in any such business, or take any other action intended to advance the interests of such business;

     (ii) During and after the Executive's employment with the Company he shall not divulge or appropriate to his own use or the use of others any secret, proprietary or confidential information or knowledge pertaining to the business of the Company, or any of its Affiliates, obtained during his employment with the Company; and

     (iii)During the Employment Period, he shall support the Company's interests and efforts in all regulatory, administrative, judicial or other proceedings affecting the Company and, after the termination of his employment with the Company, he shall use best efforts to comply with all reasonable requests of the Company that he cooperate with the Company, whether by giving testimony or otherwise, in regulatory, administrative, judicial or other proceedings affecting the Company except any proceeding in which he may be in a position adverse to that of the Company. After the termination of employment, the Company shall reimburse the Executive for his reasonable expenses and his time, at a reasonable rate to be determined, for the Executive's cooperation with the Company in any such proceeding.

     (iv) The term "Company" as used in this Section 8 shall include Central Maine Power Company, any Affiliate of Central Maine Power Company (determined as of the date of termination), any successor to the business or operations of Central Maine Power and any business entity spun-off, divested, or distributed to shareholders which shall continue the operations of Central Maine Power Company.

The provisions of this Section 8 shall survive the expiration or termination of this Agreement. The Executive agrees that the Company shall be entitled to injunctive relief to prevent any breach or threatened breach of these provisions. In the event of a failure to comply with part (i), (ii) or (iii) of this Section 8, the Executive agrees that the Company shall have no further obligation to pay the Executive  any  Severance  Benefits  under Section 5.c. of this Agreement. In the event of a failure to comply with part (i) or (ii) hereof, the Executive agrees that he shall repay to the Company any such Section 5.c Severance Benefits paid to him. The Company shall have the right to offset any amounts payable to the Executive under this Agreement or otherwise against any Severance Benefits which he is obligated to repay to the Company.
         9. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment.
         10. Assignment. This Agreement and the rights and obligations of the Company hereunder shall inure to the benefit of and shall be binding upon the successors and assigns of the Company, including without limitation any corporation or other entity acquiring all or substantially all of the business or assets of the Company whether by operation of law or otherwise. This Agreement and the rights of the Executive hereunder shall not be assignable by the Executive, and any assignment by the Executive shall be null and void.
         11. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Augusta, Maine, in accordance with the rules of the American Arbitration Association then in effect. The pendency of any such dispute or controversy shall not affect any rights or obligations under this Agreement.
Judgment may be entered on the arbitrator's award in any court having jurisdiction.
         12. Waiver; Amendment. The failure of either party to enforce, or any delay in enforcing, any rights under this Agreement shall not be deemed to be a waiver of such rights, unless such waiver is an express written waiver which has been signed by the waiving party. Waiver of any one breach shall not be deemed to be a waiver of any other breach of the same or any other provision hereof. This Agreement can be amended only by written instrument signed by each party hereto and no course of dealing or practice or failure to enforce or delay in enforcing any rights hereunder may be claimed to have effected an amendment of this Agreement.
         13. Singular Contract. This Agreement is a singular agreement between the Executive and the Company, and is not part of a general "plan" or "program" for employees as a group. This Agreement shall, under no circumstances, be deemed to be an "employee welfare benefit plan" or an "employee pension benefit plan" as defined in the Employee Retirement Income Security Act of 1974 (hereinafter referred to as "ERISA"). Notwithstanding, the Company may submit a letter to the Department of Labor indicating the possible establishment of a so-called unfunded "top hat" plan for the benefit of a select group of management and highly compensated employees to avoid the costs and uncertainties which may occur in the event of a Department of Labor audit and challenge relative to compliance with any allegedly applicable provisions of ERISA. The Executive specifically acknowledges and agrees that the filing of the so-called "top hat" letter notice by the Company shall not be construed or interpreted as an admission on the part of the Company that this Agreement constitutes an ERISA plan, and the Company hereby categorically states, and the Executive hereby agrees, that this Agreement is an ad hoc individual contract with the Executive.
         14. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by first-class, registered or certified mail or hand-delivered to the Executive at the last residence address he has provided to the Company or, in the case of the Company, at its principal executive offices to the attention of the Corporate Secretary.
         15. Titles and Captions. The section and paragraph titles and captions contained herein are for convenience only and shall not be held to explain, modify, amplify, or aid in the interpretation, construction or meaning of the provisions of this Agreement.
         16. Miscellaneous. This Agreement shall be construed and enforced in accordance with the laws of the State of Maine. In the event that any provisions of this Agreement shall be held to be invalid, the other provisions hereof shall remain in full force and effect.
         17. Entire Agreement. The terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to the employment of the Executive by the Company and may not be contradicted by evidence of any prior or contemporaneous oral or written agreement.
         IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date first written above.
WITNESS:

-----------------------------               ---------------------------------
                                                              David E. Marsh

WITNESS:                                    CENTRAL MAINE POWER COMPANY

-----------------------------               ---------------------------------
                                              By:      David M. Jagger
                                                       Chairman of the Board
                                                           of Directors

CMP - Marsh Employment Agreement
011498

                                                                  Exhibit 10.103

                              EMPLOYMENT AGREEMENT
                 As Amended and Restated Effective June 1, 1997


         THIS EMPLOYMENT AGREEMENT is made this ________ day of January, 1998, by and between Central Maine Power Company, a Maine corporation with its principal place of business in Augusta, Maine (hereinafter referred to as the "Company"), and GERALD C. POULIN (hereinafter referred to as the "Executive").
         WHEREAS, the Company recognizes that the Executive is a valued employee because of his knowledge of the Company's affairs and his experience and leadership capabilities, and desires to encourage his continued employment with the Company to assure itself of the continuing advantage of that knowledge, experience and leadership for the benefit of customers and shareholders, particularly during a period of transition in various aspects of the Company's business and in the event of a Change of Control of the Company; and
         WHEREAS, the Executive desires to serve in the employ of the Company on a full-time basis for a period provided in this Employment Agreement
(hereinafter referred to as the "Agreement") on the terms and conditions hereinafter set forth; and
         WHEREAS, to these ends the Company desires to provide the Executive with certain payments and benefits in the event of the termination of his employment in certain circumstances; and
         WHEREAS, the Company and the Executive wish to set forth the terms and conditions under which such employment and payments and benefits will occur.
         NOW, THEREFORE, in consideration of the continued offer of employment by the Company and the continued acceptance of employment by the Executive, and the mutual promises and covenants contained herein, the Company and the Executive hereby agree as follows:
         1. Term of Agreement. a. Term. The term of this Agreement shall begin on June 1, 1997 (hereinafter referred to as the "Effective Date") and shall expire on December 31, 1999; provided, however, that on December 31, 1999 and on each December 31 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless not later than the preceding October 31 either the Company or the Executive shall have given notice that such party does not wish to extend the term of this Agreement. The Executive commits that he will continue in the active employ of the Company through at least December 31, 1999, absent illness, disability or other non-voluntary circumstances.
         b. Automatic Extension of Term. If a Change of Control occurs during the original term of this Agreement or any extension, then the term of this Agreement shall be automatically extended for a thirty-six (36) calendar month period beginning on the first day of the month following the month in which such Change of Control occurs.
         c. Expiration. Notwithstanding anything to the contrary in this Section 1, this Agreement and all obligations of the Company hereunder shall terminate on the date of the Executive's death, or thirty (30) days after the Company gives notice to the Executive that the Company is terminating the Executive's employment for reason of Total Disability or Cause.
         2. Definitions. The following terms shall have the meanings set forth below:
         "Affiliate" means a person that directly or indirectly through one or more intermediaries controls, is controlled by, or is under common control with the Company.
         "Board" means the Board of Directors of the Company.
         "Cause" means any of the following events or occurrences:

     (i) Any act of material dishonesty taken by, or committed at the request of, the Executive.

     (ii) Any illegal or unethical conduct which, in the good faith judgment of the Board, would impair the Executive's ability to perform his duties under this Agreement or would impair the business reputation of the Company.

         (iii)    Conviction of a felony.
         (iv) The continued failure of the Executive to perform his responsibilities and duties under this Agreement, after demand for performance has been delivered in writing to the Executive specifying the manner in which the Company believes that the Executive is not performing.
Notwithstanding any contrary provision of this Agreement, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a certified copy of a resolution duly adopted by the affirmative vote of two-thirds of the members of the Board who are not employees of the Company at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with his counsel, to be heard before the Board), finding in good faith one of the events or occurrences set forth in parts (i) through
(iv) of the definition of "Cause" in this Agreement and specifying the particulars thereof in detail.
         "Change of Control" means the occurrence of any of the following events:

     (i) Any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company or any Affiliate or any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Affiliate), is or becomes the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of stock of the Company representing thirty percent (30%) or more of the combined voting power of the Company's then outstanding stock eligible to vote.

               (ii) During any  period of two (2)  consecutive  years  after the execution of this Agreement, individuals who at the beginning of such period constitute the Board, and any new director whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof.

         (iii) The stockholders of the Company approve a merger or consoli-dation of the Company with any other corporation, other than a merger or consolidation which would result in the voting stock of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the outstanding voting stock of the Company or such surviving entity immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than thirty percent (30%) of the combined voting power of the Company's then outstanding securities shall not constitute a Change of Control of the Company.
         (iv) The sale or exchange of the Transmission and Distribution Division of the Company, in the form of a sale of stock, a sale of substantially all of the assets of that Division, or in any other form.
         "Constructive Discharge" means, so long as no Change of Control has occurred, any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time, other than any across-the-board base salary reduction for a group or all of the executive officers of the Company, and also means, on or after a Change of Control,
         (i) any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time;
         (ii) a failure to increase the Executive's annual base salary commensurate with any across-the-board percentage increases in the compensation of other executive officers of the Company;

                    (iii)a  substantial  reduction in the nature or scope of the
                         Executive's responsibilities, duties or authority from those described in Section 3.c of this Agreement; (iv) a material adverse change in the Executive's title or position; or (v) relocation of the Executive's place of employment from the Company's principal executive offices to a place more than twenty-five (25) miles from Augusta, Maine without the Executive's consent.

         "Severance Benefits" means the benefits set forth in Section 5.a or 5.c of this Agreement.
         "Severance Period" means, in the case of a Change of Control, the period from the date of termination as determined in accordance with Section 6 of this Agreement until the third anniversary of such date.
         "Total Disability" means the complete and permanent inability of the Executive to perform all of his duties under this Agreement on a full-time basis for a period of at least six (6) consecutive months, as determined upon the basis of such evidence, which may include independent medical reports and data, as the Board deems appropriate or necessary.
         3. Employment. a. Position. The Company hereby agrees to continue its employment of the Executive in the capacity of Vice President and Chief Operating Officer of the Company, and the Executive hereby agrees to remain in the employ of the Company for the period beginning on the Effective Date and ending on the date on which the Executive's employment is terminated in accordance with this Agreement (the "Employment Period"). This Agreement shall not restrict in any way the right of the Company to terminate the Executive's employment at whatever time and for whatever reason it deems appropriate, nor shall it limit the right of the Executive to terminate employment at any time for whatever reason he deems appropriate.
         b. Performance. The Executive agrees that, during the Employment Period, he shall devote substantially all his business attention and time to the business and affairs of the Company and its Affiliates , and use his best efforts to perform faithfully and efficiently the duties and responsibilities of the Executive under this Agreement. It is expressly understood that (i) the Executive may devote a reasonable amount of time to such industry associations and charitable and civic endeavors as shall not materially interfere with the services that the Executive is required to render under this Agreement, and (ii) the Executive may serve as a member of one or more boards of directors of companies that are not affiliated with the Company and do not compete with the Company or any of its Affiliates.
         c. Job Duties. The following listing of job duties shall represent the Executive's primary responsibilities. Such responsibilities may be expanded and, so long as no Change of Control has occurred, may be decreased as the business needs of the Company require. The Executive's primary job responsibilities shall include, but not be limited to, oversight of the Company's bulk power supply, including wholesale marketing, purchased power and supply planning; oversight of the operation and maintenance of the Company's generation department, including the hydro, fossil, and biomass stations and the Company's interest in operating nuclear stations; and oversight of retail marketing and sales, including the design, promotion and sale of energy product and service options, sales of electricity and related products and services, retention of customers within the service territory, and maintenance of the Company image within and outside the service territory.

4. Compensation and Benefits. a. During the Employment Period, the Executive shall be compensated as follows:

               (i) Salary. He shall receive an annual base salary, the amount of which shall be reviewed regularly and determined from time to time by the Board, but which shall not be less than $158,000.00. His salary shall be payable in accordance with Company payroll practices.

         (ii) Participation in Executive Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its executives, including without limitation any short-term or long-term incentive, pension, or supplemental pension plan or program, in accordance with the terms and conditions of any such plan or program or the administrative guidelines relating thereto, as may be amended from time to time.
         (iii) Participation in Salaried Employee Plans. He shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its salaried employees generally, including without limitation any savings and investment, stock purchase or group medical, dental, life, accident or disability insurance plan or program, subject to all eligibility requirements of general applicability, to the extent that executives are not excluded from participation therein under the terms thereof or under the terms of any executive plan or program or any approval or adoption thereof.
         (iv) Other Fringe Benefits. He shall be entitled to all fringe benefits generally provided by the Company at any time to its full-time salaried employees, including without limitation paid vacation, holidays and sick leave but excluding severance pay, in accordance with generally applicable Company policies with respect to such benefits.
         (v) Split-Dollar Agreement. He shall be entitled to all rights and benefits under the Split-Dollar Life Insurance Agreement between the Company and the Executive in effect as of the Effective Date of this Agreement in accordance with the terms of such Split-Dollar Life Insurance Agreement.

                    (vi) Special  Retirement  Benefit.  The  Executive  shall be entitled to a special retirement benefit described herein if, and only if, the Executive voluntarily terminates employment or his employment is terminated by the Company for any reason (except Cause) on or after December 31, 1999; provided, however, that if the Executive's employment is terminated prior to December 31, 1999 by mutual agreement of the Company and the Executive, the Executive shall be entitled to receive the special retirement benefit specified herein. The special retirement benefit is intended to replicate the pension and medical benefit enhancements included as part of the Special Retirement Offer provided by the Company to eligible employees as of June 30, 1995, and shall be considered "vested" (except for a termination for Cause) as of the date of execution of this
                         Agreement. The Company hereby agrees to pay the Executive monthly the difference between the monthly benefit calculated as it would have been provided under the Special Retirement offer described above, (determined on the basis that the additional five (5) years of service and age credit had applied to the pension as well as any non-qualified programs, including the SERP), minus the monthly annuity benefit he is then entitled to receive under the Central Maine Power Company Supplemental Executive Retirement Plan (the "SERP"), the Split-Dollar Life Insurance Agreement (the "Split-Dollar Arrangement"), and Retirement Income Plan for Non-Union Employees of Central Maine Power Company (the "Basic Plan"), utilizing the same joint and survivor option election made by the Executive under the Basic Plan for purposes of this calculation. The Split-Dollar Arrangement shall not be taken into consideration if the Executive has assigned the contract or contracts under the arrangement back to the Company. Such payments shall commence when payments commence to the Executive under the Basic Plan, and shall continue for his lifetime and for the lifetime of his spouse after his death if he has elected a joint and survivor option under the Basic Plan, and with the same percentage reduction elected under the Basic Plan. For example, if the Executive selects a joint and 50% survivor option under the Basic Plan, he will be deemed to have made a joint and 50% survivor election hereunder, and upon his death, payments in the amount of 50% of his lifetime benefit provided under this
                         Section will be continued to his spouse for her lifetime. The Company agrees to use reasonable efforts in the development of any future early retirement window programs to have as much as possible of the special retirement benefit specified herein be payable under the Basic Plan, consistent with the necessity of continued compliance with the non-discrimination and qualification requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code of 1986, as amended (the "Code") and without increasing the cost of any such programs for other employees of the Company. The Company hereby acknowledges and agrees that the special retirement benefit provided in this Section is intended to provide a minimum and not a maximum retirement benefit, and therefore, if the offsets from the Basic Plan, the SERP and the Split-Dollar Arrangement exceed the special retirement benefit formula stated above, this provision shall not be deemed to reduce any benefit which the Executive shall be entitled to receive under those other plans or programs. In addition to the pension enhancement, if the Executive is not eligible to participate in the Post-Retirement Medical Plan for Non-Union Employees (the "Retiree Medical Plan") upon his retirement, the Company will provide the Executive with a monthly or quarterly payment sufficient for him to purchase medical insurance coverage for himself and his dependents at the same benefit level provided under the Retiree Medical Plan, with a contribution by the Executive equivalent to any contribution required from time to time under the Retiree Medical Plan. Payments hereunder shall be made directly to the medical insurance company or as a reimbursement to the Executive, as appropriate. The Executive's rights under this Section shall survive and continue to be enforceable even if this Agreement is terminated, unless this Agreement is terminated for Cause. In addition, for purposes of the calculations under the SERP, the special retirement benefit provided herein shall not be deemed to constitute an "other non-qualified retirement plan of (or employment agreement with) the Company" as described in subsection 3.1(c) of the SERP, which would reduce his benefit under the SERP.

         b. Vested Benefits. Notwithstanding any contrary provision of this Agreement, any compensation or benefits which are vested in the Executive or which the Executive is otherwise entitled to receive under any plan or program of the Company or any agreement between the Company and the Executive before, at or subsequent to the Executive's termination of employment shall be furnished and paid in accordance with the terms and provisions of such plan, program or agreement.
         c. Withholding. All compensation payable under this Section 4 shall be subject to normal payroll deductions for withholding income taxes, Social Security taxes and the like.
         5. Severance Benefits. a. Change of Control. If, on or after a Change of Control, the Executive's employment with the Company is terminated during the Employment Period by the Company and/or any successor for any reason other than death, Total Disability or Cause, or by the Executive within twelve (12) calendar months of a Constructive Discharge, Severance Benefits shall be provided as follows:
         (i) The Company shall pay the Executive, in one lump sum cash pay-ment, within sixty (60) days following the date of termination of employment as determined under Section 6 of this Agreement, an amount equal to 2.99 times (a) the Executive's base salary earned during the twelve (12) months immediately preceding the Change of Control and (b) the three (3) year average of amounts earned under the Company's 1987 Executive Incentive Plan or any successor short-term executive incentive plan for the three (3) years preceding the Change of Control.
         (ii) Core coverage for the Executive and his dependents under the Company's group medical, life, accident and disability plans or programs shall continue for a period of three (3) years from the date of termination specified in Section 6 on the same terms and conditions, as if the Executive's employment had not terminated. In the event that the Executive's participation in any such plan or program is barred, the Company shall arrange at its expense to provide the Executive and his dependents during the Severance Period with core benefits substantially similar to those which he would
                  otherwise  be  entitled  to  receive   under  such  plans  and
                  programs; provided, however, that the obligation of the Company to provide continuation of any insured long-term disability benefits shall be limited to the conversion rights available under such disability insurance products, and the Company hereby agrees to pay the conversion premium due thereon for the Severance Period.
         (iii) To the extent allowed by law, but without violating any non-discrimination or other applicable restrictions, the Severance Period shall count as service for all purposes (including benefit accrual and eligibility) under any welfare benefit or non-qualified plan of the Company applicable to the Executive immediately prior to the Executive's termination of employment, for which service with the Company is taken into account, including without limitation any supplemental pension plan, and all benefits under such plans that are subject to vesting shall vest as of the date of such termination of employment.
         (iv) The Company shall pay a fee to an independent outplacement firm selected by the Executive for outplacement services in an amount equal to the actual fee for such services up to a total of $10,000.

                    b.   Parachute Provision.  Notwithstanding the provisions of
                         Section 5.a hereof, if, in the opinion of tax counsel selected by the Company's independent auditors,

                    (i) the Severance Benefits set forth in said Section 5.a and any pay- ments or benefits otherwise payable to the Executive would constitute "parachute payments" within the meaning of Section 280G(b)(2) of the Code (said Severance Benefits and other payments or benefits being hereinafter collectively referred to as "Total Payments"), and

         (ii)     the aggregate present value of the Total Payments would exceed
                  2.99 times the Executive's base amount, as defined in Section 280G(b)(3) of the Code, then, such portion of the Severance Benefits described in Section 5.a hereof as, in the opinion of said tax counsel, constitute "parachute payments" shall be reduced as directed by tax counsel so that the aggregate present value of the Total Payments is equal to 2.99 times the Executive's base amount. The tax counsel selected pursuant to this Section 5.b may consult with tax counsel for the Executive, but shall have complete, sole and final discretion to determine which Severance Benefits shall be reduced and the amounts of the required reductions. For purposes of this Section 5.b, the Executive's base amount and the value of the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of
Section 280G of the Code and based upon the advice of tax counsel selected thereby.
         c. No Change of Control. If no Change of Control has occurred, and the Executive's employment with the Company is terminated during the Employment Period either (i) by the Company for any reason other than death, Total Disability or Cause, or (ii) by the Executive within six (6) calendar months of a Constructive Discharge, the Company shall pay the Executive, in twelve (12) equal monthly cash installments beginning not later than sixty (60) days following the date of termination of employment as determined under Section 6 of this Agreement, Severance Benefits equal to one (1) times the Executive's annual base salary in effect on the date immediately preceding the date of termination, or preceding the date of a Constructive Discharge attributable to a base salary reduction if applicable; provided, however, that each of the last six (6) monthly cash installments shall be reduced by an amount equal to any base salary or other base pay or commissions earned through other employment or any fees earned as a consultant for the particular month, such that an installment shall not be paid or payable by the Company for any month for which such other base salary, base pay, commission or fees equal or exceed the amount of the installment.
         6. Date of Termination. For purposes of this Agreement, the date of termination of the Executive's employment shall be the date notice is given to the Executive by the Company and/or any successor or, in the case of a Constructive Discharge, the date set forth in a written notice given to the Company by the Executive, provided that the Executive gives such notice within twelve (12) calendar months of the Constructive Discharge in the case of a Change of Control, and within six (6) calendar months of the Constructive Discharge in other cases, and specifies therein the event constituting the Constructive Discharge.
         7. Taxes. a. Gross-Up Amount. In the event that any portion of the Severance Benefits is subject to tax under Section 4999 of the Code, or any successor provision thereto (the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Amount") which, after payment of all federal and State income taxes thereon (assuming the Executive is at the highest marginal federal and applicable State income tax rate in effect on the date of payment of the Gross-Up Amount) and payment of any Excise Tax on the Gross-Up Amount, is equal to the Excise Tax payable by the Executive on such portion of the Severance Benefits. Any Gross-Up Amount payable hereunder shall be paid by the Company coincident with the payment of the Severance Benefits described in Section 5.a(i) of this Agreement.
         b. Tax Withholding. All amounts payable to the Executive under this Agreement shall be subject to applicable withholding of income, wage and other taxes.
         8. Non-Competition, Confidentiality and Cooperation. The Executive agrees that:

                    (i) During the Employment Period and for one (1) year after the termi- nation of the Executive's employment with the Company for any reason other than a Change of Control, the Executive shall not serve as a director, officer, employee, partner or consultant or in any other capacity in any business that is a competitor of the Company, or solicit Company employees for employment or other participation in any such business, or take any other action intended to advance the interests of such business;

                    (ii) During and after the  Executive's  employment  with the
                         Company he shall not divulge or appropriate to his own use or the use of others any secret, proprietary or confidential information or knowledge pertaining to the business of the Company, or any of its Affiliates, obtained during his employment with the Company; and

                    (iii)During the  Employment  Period,  he shall  support  the
                         Company's interests and efforts in all regulatory, administrative, judicial or other proceedings affecting the Company and, after the termination of his employment with the Company, he shall use best efforts to comply with all reasonable requests of the Company that he cooperate with the Company, whether by giving testimony or otherwise, in regulatory, administrative, judicial or other proceedings affecting the Company except any proceeding in which he may be in a position adverse to that of the Company. After the termination of employment, the Company shall reimburse the Executive for his reasonable expenses and his time, at a reasonable rate to be determined, for the Executive's cooperation with the Company in any such proceeding.

                    (iv) The  term  "Company"  as used in this  Section  8 shall include Central Maine Power Company, any Affiliate of Central Maine Power Company (determined as of the date of termination), any successor to the business or operations of Central Maine Power and any business entity spun-off, divested, or distributed to shareholders which shall continue the operations of Central Maine Power Company.

The provisions of this Section 8 shall survive the expiration or termination of this Agreement. The Executive agrees that the Company shall be entitled to injunctive relief to prevent any breach or threatened breach of these provisions. In the event of a failure to comply with part (i), (ii) or (iii) of this Section 8, the Executive agrees that the Company shall have no further obligation to pay the Executive any Severance Benefits under Section 5.c. of this Agreement. In the event of a failure to comply with part (i) or (ii) hereof, the Executive agrees that he shall repay to the Company any such Section 5.c Severance Benefits paid to him. The Company shall have the right to offset any amounts payable to the Executive under this Agreement or otherwise against any Severance Benefits which he is obligated to repay to the Company.
         9. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment.
         10. Assignment. This Agreement and the rights and obligations of the Company hereunder shall inure to the benefit of and shall be binding upon the successors and assigns of the Company, including without limitation any corporation or other entity acquiring all or substantially all of the business or assets of the Company whether by operation of law or otherwise. This Agreement and the rights of the Executive hereunder shall not be assignable by the Executive, and any assignment by the Executive shall be null and void.
         11. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Augusta, Maine, in accordance with the rules of the American Arbitration Association then in effect. The pendency of any such dispute or controversy shall not affect any rights or obligations under this Agreement.
Judgment may be entered on the arbitrator's award in any court having jurisdiction.
         12. Waiver; Amendment. The failure of either party to enforce, or any delay in enforcing, any rights under this Agreement shall not be deemed to be a waiver of such rights, unless such waiver is an express written waiver which has been signed by the waiving party. Waiver of any one breach shall not be deemed to be a waiver of any other breach of the same or any other provision hereof. This Agreement can be amended only by written instrument signed by each party hereto and no course of dealing or practice or failure to enforce or delay in enforcing any rights hereunder may be claimed to have effected an amendment of this Agreement.
         13. Singular Contract. This Agreement is a singular agreement between the Executive and the Company, and is not part of a general "plan" or "program" for employees as a group. This Agreement shall, under no circumstances, be deemed to be an "employee welfare benefit plan" or an "employee pension benefit plan" as defined in ERISA. Notwithstanding, the Company may submit a letter to the Department of Labor indicating the possible establishment of a so-called unfunded "top hat" plan for the benefit of a select group of management and highly compensated employees to avoid the costs and uncertainties which may occur in the event of a Department of Labor audit and challenge relative to compliance with any allegedly applicable provisions of ERISA. The Executive specifically acknowledges and agrees that the filing of the so-called "top hat" letter notice by the Company shall not be construed or interpreted as an admission on the part of the Company that this Agreement constitutes an ERISA plan, and the Company hereby categorically states, and the Executive hereby agrees, that this Agreement is an ad hoc individual contract with the Executive.
         14. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by first-class, registered or certified mail or hand-delivered to the Executive at the last residence address he has provided to the Company or, in the case of the Company, at its principal executive offices to the attention of the Corporate Secretary.
         15. Titles and Captions. The section and paragraph titles and captions contained herein are for convenience only and shall not be held to explain, modify, amplify, or aid in the interpretation, construction or meaning of the provisions of this Agreement.
         16. Miscellaneous. This Agreement shall be construed and enforced in accordance with the laws of the State of Maine. In the event that any provisions of this Agreement shall be held to be invalid, the other provisions hereof shall remain in full force and effect.
         17. Entire Agreement. The terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to the employment of the Executive by the Company and may not be contradicted by evidence of any prior or contemporaneous oral or written agreement.
         IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date first written above.
WITNESS:


-----------------------------               ---------------------------------
                                                              Gerald C. Poulin


WITNESS:                                    CENTRAL MAINE POWER COMPANY


-----------------------------               ---------------------------------
                                           By:      David M. Jagger
                                                    Chairman of the Board
                                                        of Directors

CMP -Poulin Employment Agreement
011498

                                                                  Exhibit 10.104

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT is made this ________day of June, 1997, by and between Central Maine Power Company, a Maine corporation with its principal place of business in Augusta, Maine (hereinafter referred to as the "Company"), and SARA J. BURNS of Gardiner, Maine (hereinafter referred to as the "Executive").
         WHEREAS, the Company recognizes that the Executive is a valued employee because of her knowledge of the Company's affairs and her experience and leadership capabilities, and desires to encourage her continued employment with the Company to assure itself of the continuing advantage of that knowledge, experience and leadership for the benefit of customers and shareholders, particularly during a period of transition in various aspects of the Company's business and in the event of a Change of Control of the Company; and
         WHEREAS, the Executive desires to serve in the employ of the Company on a full-time basis for a period provided in this Employment Agreement
(hereinafter referred to as the "Agreement") on the terms and conditions hereinafter set forth; and
         WHEREAS, to these ends the Company desires to provide the Executive with certain payments and benefits in the event of the termination of her employment in certain circumstances; and
         WHEREAS, the Company and the Executive wish to set forth the terms and conditions under which such employment and payments and benefits will occur.
         NOW, THEREFORE, in consideration of the continued offer of employment by the Company and the continued acceptance of employment by the Executive, and the mutual promises and covenants contained herein, the Company and the Executive hereby agree as follows:
         1. Term of Agreement. a. Term. The term of this Agreement shall begin on June 1, 1997 (hereinafter referred to as the "Effective Date") and shall expire on May 31, 2000; provided, however, that if a Change of Control occurs during the period commencing June 1, 1999 and ending May 31, 2000, this Agreement shall be extended and shall thereafter expire 365 days after the date of said Change of Control (the "Extended Expiration Date").
         b. Expiration. Notwithstanding anything to the contrary in this Section 1, except as to vested benefits, this Agreement and all obligations of the Company hereunder shall terminate on the earliest to occur of (i) the date of the Executive's death, (ii) thirty (30) days after the Company gives notice to the Executive that the Company is terminating the Executive's employment for reason of Total Disability or Cause; or (iii) May 31, 2000 (or the Extended Expiration Date specified in Section 1.a above, if applicable, if a Change of Control occurs during the year prior to May 31, 2000.)
         2. Definitions. The following terms shall have the meanings set forth below:
         "Affiliate" means a person that directly or indirectly through one or more intermediaries controls, is controlled by, or is under common control with the Company.
         "Board" means the Board of Directors of the Company.
         "Cause" means any of the following events or occurrences:

                    (i) Any act of material dishonesty taken by, or committed at the request of, the Executive.

                    (ii) Any illegal or unethical conduct which would impair the
                         Executive's ability to perform his duties under this Agreement or would impair the business reputation of the Company.

         (iii)    Conviction of a felony.
         (iv) The continued failure of the Executive to perform her responsibilities and duties under this Agreement in a satisfactory manner, after demand for performance has been delivered in writing to the Executive specifying the manner in which the Company believes that the Executive is not performing.

        "Change of Control" means the occurrence of any of the following events:

                    (i) Any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company or any Affiliate or any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Affiliate), is or becomes the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of stock of the Company representing thirty percent (30%) or more of the combined voting power of the Company's then outstanding stock eligible to vote.

         (ii) The stockholders of the Company approve a merger or consoli-dation of the Company with any other corporation, other than a merger or consolidation which would result in the voting stock of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the outstanding voting stock of the Company or such surviving entity immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than thirty percent (30%) of the combined voting power of the Company's then outstanding securities shall not constitute a Change of Control of the Company.

                    (iii)The  stockholders  of the  Company  approve  a plan  of complete liqui- dation of the Company or an agreement for the sale, lease, exchange or other disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect).

         "Constructive Discharge" means, so long as no Change of Control has occurred, any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time, other than any across-the-board base salary reduction for a group or all of the executive officers of the Company, and also means, on or after a Change of Control,
         (i) any reduction in the Executive's annual base salary in effect as of the Effective Date of this Agreement, or as the same may be increased from time to time;

                    (ii) a  substantial  reduction in the nature or scope of the
                         Executive's responsibilities, duties or authority from those described in Section 3.c of this Agreement; (iii) a material adverse change in the Executive's title or position; or (iv) relocation of the Executive's place of employment from the Company's principal executive offices to a place more than twenty-five (25) miles from Augusta, Maine without the Executive's consent.

         "Severance Benefits" means the benefits set forth in Section 5.a or 5.c of this Agreement.
          "Total Disability" means the complete and permanent inability of the Executive to perform all of her duties under this Agreement on a full-time basis for a period of at least six (6) consecutive months, as determined upon the basis of such evidence, which may include independent medical reports and data.
         3. Employment. a. Position. The Company hereby agrees to continue its employment of the Executive in the capacity of Chief Operating Officer, Distribution Services, and the Executive hereby agrees to remain in the employ of the Company for the period beginning on the Effective Date and ending on the date on which the Executive's employment is terminated in accordance with this Agreement (the "Employment Period"). This Agreement shall not restrict in any way the right of the Company to terminate the Executive's employment at whatever time and for whatever reason it deems appropriate, nor shall it limit the right of the Executive to terminate employment at any time for whatever reason she deems appropriate.
         b. Performance. The Executive agrees that during the Employment Period she shall devote substantially all her business attention and time to the business and affairs of the Company, and use her best efforts to perform faithfully and efficiently the duties and responsibilities of the Executive under this Agreement. It is expressly understood that (i) the Executive may devote a reasonable amount of time to such industry associations and charitable and civic endeavors as shall not materially interfere with the services that the Executive is required to render under this Agreement, and (ii) the Executive may serve as a member of one or more boards of directors of companies that are not affiliated with the Company and do not compete with the Company or any of its Affiliates.
         c. Job Duties. The following listing of job duties shall represent the Executive's primary responsibilities. Such responsibilities may be expanded and, so long as no Change of Control has occurred, may be decreased as the business needs of the Company require. The Executive's primary job responsibilities shall include, but not be limited to, participation in the development of corporate policies, strategies and business initiatives as a member of the Company's Executive Committee and the development, implementation and overall management of all aspects of the Company's distribution operations policies, strategies, plans, initiatives and activities, including those concerning customer contacts, billing and service, transmission and distribution, and the joint use of distribution facilities.

                    4. Compensation and Benefits. a. During the Employment Period, the Executive shall be compensated as follows:

                    (i) Salary. The Executive shall receive an annual base salary, the amount of which shall be reviewed regularly and determined from time to time, but which shall not be less than $150,000.00. Her salary shall be payable in accordance with Company payroll practices.

         (ii) Participation in Executive Plans. She shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its executives, including without limitation any short-term or long-term incentive plan or program, in accordance with the terms and conditions of any such plan or program or the administrative guidelines relating thereto, as may be amended from time to time.
         (iii) Participation in Salaried Employee Plans. The Executive shall be entitled to participate in any and all plans and programs maintained by the Company from time to time to provide benefits for its salaried employees generally, including without limitation any savings and investment, stock purchase or group medical, dental, life, accident or disability insurance plan or program, subject to all eligibility requirements of general applicability, to the extent that executives are not excluded from participation therein under the terms thereof or under the terms of any executive plan or program or any approval or adoption thereof.
         (iv) Other Fringe Benefits. The Executive shall be entitled to all fringe benefits generally provided by the Company at any time to its full-time salaried employees, including without limitation paid vacation, holidays and sick leave but excluding severance pay, in accordance with generally applicable Company policies with respect to such benefits.
         b. Retention Bonus. If the Executive is actively employed by the Company on the earlier to occur of (i) the date of the sale of the Transmission and Distribution Business Unit, or (ii) May 31, 2000, the Executive shall be entitled to receive a lump sum cash payment of one-half (1/2) of the Executive's annual base salary then in effect, which shall be paid within fifteen (15) working days after the applicable date specified in subsection (i) or (ii) above. If the Executive's employment is terminated for any reason whatsoever prior to the earlier of such dates, she shall not be entitled to receive the retention bonus described herein, although she may be entitled to receive Severance Benefits as provided in Section 5 below.
         c. Withholding. All compensation payable under this Section 4 shall be subject to normal payroll deductions for withholding income taxes, social security taxes and the like.
         5. Severance Benefits. a. Change of Control. If, on or after a Change of Control, the Executive's employment with the Company is terminated during the Employment Period by the Company and/or any successor for any reason other than death, Total Disability or Cause, or by the Executive within twelve (12) calendar months of a Constructive Discharge, Severance Benefits shall be provided as follows:
         (i) The Company shall pay the Executive, in one lump sum cash pay-ment, within sixty (60) days following the date of termination of employment as defined in Section 6 below, an amount equal to 2.99 times the Executive's then-current base salary.

                    (ii) The Company shall provide the Executive  with so-called
                         COBRA medi- cal continuation coverage paid by the Company for a period up to eighteen (18) months, or until the Executive obtains coverage under another group medical plan with another employer, whichever occurs first.

         (iii) The Company shall pay a fee to an independent outplacement firm selected by the Executive for outplacement services in an amount equal to the actual fee for such services up to a total of $10,000.

                    b.   Parachute Provision.  Notwithstanding the provisions of
                         Section 5.a hereof, if, in the opinion of tax counsel selected by the Company's independent auditors,

                    (i) the Severance Benefits set forth in said Section 5.a and any pay- ments or benefits otherwise payable to the Executive would constitute "parachute payments" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (said Severance Benefits and other payments or benefits being hereinafter collectively referred to as "Total Payments"), and

         (ii)     the aggregate present value of the Total Payments would exceed
                  2.99 times the Executive's base amount, as defined in Section 280G(b)(3) of the Code, then, such portion of the Severance Benefits described in Section 5.a hereof as, in the opinion of said tax counsel, constitute "parachute payments" shall be reduced as directed by tax counsel so that the aggregate present value of the Total Payments is equal to 2.99 times the Executive's base amount. The tax counsel selected pursuant to this Section 5.b may consult with tax counsel for the Executive, but shall have complete, sole and final discretion to determine which Severance Benefits shall be reduced and the amounts of the required reductions. For purposes of this Section 5.b, the Executive's base amount and the value of the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of
Section 280G of the Code and based upon the advice of tax counsel selected thereby.
         c. No Change of Control. If no Change of Control has occurred, and the Executive's employment with the Company is terminated during the Employment Period either (i) by the Company for any reason other than death, Total Disability or Cause, or (ii) by the Executive within six (6) calendar months of a Constructive Discharge, the Company shall pay the Executive, in one lump sum payment within sixty (60) days following the date of termination of employment as defined in Section 6 below, an amount equal to one (1) times the Executive's annual base salary in effect on the date immediately preceding the date of termination, or preceding the date of a Constructive Discharge attributable to a base salary reduction if applicable.
         6. Date of Termination. For purposes of this Agreement, the date of termination of the Executive's employment shall be the date notice is given to the Executive by the Company and/or any successor or, in the case of a Constructive Discharge, the date set forth in a written notice given to the Company by the Executive, provided that the Executive gives such notice within twelve (12) calendar months of the Constructive Discharge in the case of a Change of Control, and within six (6) calendar months of the Constructive Discharge in other cases, and specifies therein the event constituting the Constructive Discharge.
         7. Taxes. a. Gross-Up Amount. In the event that any portion of the Severance Benefits provided in Section 5 is subject to tax under Code ss.4999, or any successor provision thereto (the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Amount") which, after payment of all federal and State income taxes thereon (assuming the Executive is at the highest marginal federal and applicable State income tax rate in effect on the date of payment of the Gross-Up Amount) and payment of any Excise Tax on the Gross-Up Amount, is equal to the Excise Tax payable by the Executive on such portion of the Severance Benefits. Any Gross-Up Amount payable hereunder shall be paid by the Company coincident with the payment of the Severance Benefits described in Section 5.a of this Agreement.
         b. Tax Withholding. All amounts payable to the Executive under this Agreement shall be subject to applicable withholding of income, wage and other taxes.

                    8. Non-Competition, Confidentiality and Cooperation. a. The Executive agrees that:

                    (i) During the Employment Period and for one (1) year after the termi- nation of the Executive's employment with the Company for any reason other than a Change of Control, the Executive shall not serve as a director, officer, employee, partner or consultant or in any other capacity in any business that is a competitor of the Company, or solicit Company employees for employment or other participation in any such business, or take any other action intended to advance the interests of such business; provided, however, that this Section 8.a.(i) shall not apply after the termination of the Executive's employment if the Executive voluntarily terminates employment and is not eligible to receive a Severance Benefit under Section 5.c. above.

                    (ii) During and after the  Executive's  employment  with the
                         Company, she shall not divulge or appropriate to her own use or the use of others any secret, proprietary or confidential information or knowledge pertaining to the business of the Company, or any of its Affiliates, obtained during her employment with the Company.

         (iii) During the Employment Period, she shall support the Company's interests and efforts in all regulatory, administrative, judicial or other proceedings affecting the Company and, after the termination of her employment with the Company, she shall use best efforts to comply with all reasonable requests of the Company that she cooperate with the Company, whether by giving testimony or otherwise, in regulatory, administrative, judicial or other proceedings affecting the Company except any proceeding in which she may be in a position adverse to that of the Company. After the termination of employment, the Company shall reimburse the Executive for her reasonable expenses and her time, at a reasonable rate to be determined, for the Executive's cooperation with the Company in any such proceeding.

                    (iv) The  term  "Company"  as used in this  Section  8 shall include Central Maine Power Company, any Affiliate of Central Maine Power Company (determined as of the date of termination), any successor to the business or operations of Central Maine Power and any business entity spun-off, divested, or distributed to shareholders which shall continue the operations of Central Maine Power Company.

The provisions of this Section 8 shall survive the expiration or termination of this Agreement. The Executive agrees that the Company shall be entitled to injunctive relief to prevent any breach or threatened breach of these provisions. In the event of a failure to comply with part (i), (ii) or (iii) of this Section 8, the Executive agrees that the Company shall have no further obligation to pay the Executive any Severance Benefits under Section 5.c. of this Agreement.
         9. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment.
         10. Assignment. This Agreement and the rights and obligations of the Company hereunder shall inure to the benefit of and shall be binding upon the successors and assigns of the Company, including without limitation any corporation or other entity acquiring all or substantially all of the business or assets of the Company whether by operation of law or otherwise. This Agreement and the rights of the Executive hereunder shall not be assignable by the Executive, and any assignment by the Executive shall be null and void.
         11. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Augusta, Maine, in accordance with the rules of the American Arbitration Association then in effect. The pendency of any such dispute or controversy shall not affect any rights or obligations under this Agreement.
Judgment may be entered on the arbitrator's award in any court having jurisdiction.
         12. Waiver; Amendment. The failure of either party to enforce, or any delay in enforcing, any rights under this Agreement shall not be deemed to be a waiver of such rights, unless such waiver is an express written waiver which has been signed by the waiving party. Waiver of any one breach shall not be deemed to be a waiver of any other breach of the same or any other provision hereof. This Agreement can be amended only by written instrument signed by each party hereto and no course of dealing or practice or failure to enforce or delay in enforcing any rights hereunder may be claimed to have effected an amendment of this Agreement.
         13. Singular Contract. This Agreement is a singular agreement between the Executive and the Company, and is not part of a general "plan" or "program" for employees as a group. This Agreement shall, under no circumstances, be deemed to be an "employee welfare benefit plan" or an "employee pension benefit plan" as defined in the Employee Retirement Income Security Act of 1974 (hereinafter referred to as "ERISA"). Notwithstanding, the Company may submit a letter to the Department of Labor indicating the possible establishment of a so-called unfunded "top hat" plan for the benefit of a select group of management and highly compensated employees to avoid the costs and uncertainties which may occur in the event of a Department of Labor audit and challenge relative to compliance with any allegedly applicable provisions of ERISA. The Executive specifically acknowledges and agrees that the filing of the so-called "top hat" letter notice by the Company shall not be construed or interpreted as an admission on the part of the Company that this Agreement constitutes an ERISA plan, and the Company hereby categorically states, and the Executive hereby agrees, that this Agreement is an ad hoc individual contract with the Executive.
         14. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by first-class, registered or certified mail or hand-delivered to the Executive at the last residence address she has provided to the Company or, in the case of the Company, at its principal executive offices to the attention of the Corporate Secretary.
         15. Titles and Captions. The section and paragraph titles and captions contained herein are for convenience only and shall not be held to explain, modify, amplify, or aid in the interpretation, construction or meaning of the provisions of this Agreement.
         16. Miscellaneous. This Agreement shall be construed and enforced in accordance with the laws of the State of Maine. In the event that any provisions of this Agreement shall be held to be invalid, the other provisions hereof shall remain in full force and effect.
         17. Entire Agreement. The terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to the employment of the Executive by the Company and may not be contradicted by evidence of any prior or contemporaneous oral or written agreement.
         IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date first written above.
WITNESS:


-----------------------------               ---------------------------------
                                                     Sara J. Burns


WITNESS:                                    CENTRAL MAINE POWER COMPANY


-----------------------------               ---------------------------------
                                        By:      David M. Jagger
                                                 Chairman of the Board
                                                     of Directors

CMP - Burns Employment Agreement
061997