Form 10-Q
period 1998-03-31
CENTRAL MAINE POWER CO
filed 1998-05-15
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                           Shares Outstanding
                  Class                    as of May 14, 1998

Common Stock, $5 Par Value                     32,442,752

                                             Central Maine Power Company

                                                        INDEX




                                                                     Page No.

Part I.  Financial Information

Consolidated Statement of Earnings for the Three Months
Ended March 31, 1998 and 1997                                             1

Consolidated Balance Sheet - March 31, 1998 and December 31, 1997:
  Assets                                                                  2
  Stockholders' Investment and Liabilities                                3

Consolidated Statement of Cash Flows for the Three Months
Ended March 31, 1998 and 1997                                             4

Notes to Consolidated Financial Statements                                5

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      15


Part II.  Other Information                                              30

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                         For the Three Months
                                                            Ended March 31,
                                                            1998       1997
Electric Operating Revenues                               $248,745   $268,367
                                                           -------    -------

Operating Expenses
     Fuel used for company generation                        4,072      5,605
     Purchased power - energy                              104,295    123,937
     Purchased power - capacity                             24,376     33,140
     Other operation                                        43,773     43,749
     Maintenance                                            10,091      6,317
     Depreciation and amortization                          13,822     13,474
     Federal and state income taxes                         11,966      9,554
     Taxes other than income taxes                           7,054      6,978
                                                             -----      -----
Total Operating Expenses                                   219,449    242,754
                                                           -------    -------
Equity In Earnings Of Associated Companies                   1,591      1,900
                                                             -----      -----
Operating Income                                            30,887     27,513
                                                            ------     ------
Other Income (Expense)
     Allowance for equity funds used during construction       174        246
     Other, net                                               (741)       620
     Income taxes                                              374       (248)
                                                               ---       ----
        Total Other Income                                    (193)       618
                                                              -----       ---
Income Before Interest Charges                              30,694     28,131
                                                            ------     ------
Interest Charges
     Long-term debt                                         10,850     11,214
     Other interest                                          1,676      1,068
     Allowance for borrowed funds used during
      construction                                            (127)      (178)
                                                              ----       ----
        Total Interest Charges                              12,399     12,104
                                                            ------     ------
Net Income                                                  18,295     16,027
Dividends On Preferred Stock                                 1,897      2,208
                                                             -----      -----
Earnings Applicable To Common Stock                        $16,398   $ 13,819
                                                            ======    =======
Weighted Average Number Of Shares Of Common Stock
 Outstanding                                            32,442,752 32,442,752
Earnings Per Share Of Common Stock (Basic and Diluted)       $0.51      $0.43
Dividends Declared Per Share Of Common Stock                $0.225     $0.225


The accompanying notes are an integral part of these financial statements.




                                              Central Maine Power Company
                                               CONSOLIDATED BALANCE SHEET
                                                 (Dollars in Thousands)
                                                                                        March 31,        December 31,
                                                                                           1998              1997
                                                                                                  (Unaudited)
                                                       ASSETS
Electric Property, at original cost .....................................................   $1,683,755   $1,647,876
    Less: Accumulated Depreciation ......................................................      644,111      634,384
-----------------------------------------------------------------------------------------   ----------   ----------
          Net electric property in service ..............................................    1,039,644    1,040,492
    Construction work in progress .......................................................       12,786       15,105
    Net nuclear fuel ....................................................................        1,157        1,157
-----------------------------------------------------------------------------------------   ----------   ----------
          Net electric property and nuclear fuel ........................................    1,053,587    1,056,754
                                                                                                         ----------

Investments In Associated Companies, at equity ..........................................       78,339       76,509
-----------------------------------------------------------------------------------------   ----------   ----------
    Total Net Electric Property and Investments in Associated Companies
                                                                                             1,131,926   1,133,263
                                                                                             ----------   ---------

Current Assets
    Cash and cash equivalents ...........................................................       19,681       20,841
    Accounts receivable, less allowances for uncollectible accounts of $2,507 in
    1998 and $2,481 in 1997:
       Service - billed .................................................................       80,858       84,323
       Service - unbilled ...............................................................       41,826       46,807
       Other accounts receivable ........................................................        7,357       15,247
    Prepaid income taxes ................................................................        5,937         --
    Fuel oil inventory, at average cost .................................................        9,062        5,390
    Materials and supplies, at average cost .............................................       12,274       11,779
    Funds on deposit with trustee .......................................................          693       61,694
    Prepayments and other current assets ................................................        9,110        7,822
                                                                                            ----------   ----------

          Total Current Assets ..........................................................      185,510      255,191
-----------------------------------------------------------------------------------------   ----------   ----------

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net .........................       82,654       84,026
    Yankee Atomic purchased-power contract ..............................................       11,897       13,056
    Connecticut Yankee purchased-power contract .........................................       35,633       36,877
    Maine Yankee purchased-power contract ...............................................      320,165      329,206
    Regulatory assets - deferred taxes ..................................................      236,632      236,632
    Deferred charges and other assets ...................................................      255,395      210,715
-----------------------------------------------------------------------------------------   ----------   ----------
          Total Deferred Charges and Other Assets .......................................      942,376      910,512
-----------------------------------------------------------------------------------------   ----------   ----------

               TOTAL ASSETS .............................................................   $2,259,812   $2,298,966
                                                                                            ==========    =========



The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                                        March 31,   December 31,
                                                           1998         1997
                                                       (Unaudited)

                    STOCKHOLDERS' INVESTMENTS AND LIABILITIES

Capitalization
    Common-stock investment                           $    496,328  $    487,594
    Preferred stock                                         65,571        65,571
    Redeemable preferred stock                              39,528        39,528
    Long-term obligations                                  342,316       400,923
                                                           -------       -------
       Total Capitalization                                943,743       993,616
                                                           -------       -------

Current Liabilities and Interim Financing
    Interim financing                                      228,000       238,000
    Sinking-fund requirements                               16,813         9,411
    Accounts payable                                       104,874        97,080
    Dividends payable                                        9,202         9,202
    Accrued interest                                         8,084        11,201
    Accrued income taxes                                                   3,001
    Miscellaneous current liabilities                       16,864        15,762
                                                            ------        ------
       Total Current Liabilities and Interim Financing     383,837       383,657
                                                           -------       -------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                      370,978       350,912
    Unamortized investment tax credits                      30,166        30,533
    Yankee Atomic purchased-power contract                  11,897        13,056
    Connecticut Yankee purchased-power contract             35,633        36,877
    Maine Yankee purchased-power contract                  320,165       329,206
    Regulatory liabilities - deferred taxes                 56,852        56,852
    Other reserves and deferred credits                    106,541       104,257
                                                           -------       -------
       Total Reserves and Deferred Credits                 932,232       921,693
                                                           -------       -------

       Total Stockholders' Investment and Liabilities   $2,259,812    $2,298,966
                                                         =========     =========


The accompanying notes are an integral part of these financial statements.

                                            Central Maine Power Company
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in Thousands)
                                                          For the Three Months
                                                             Ended March 31,
                                                             1998       1997

Operating Activities
Net income                                               $  18,295   $16,027
Items not requiring (providing) cash:
Depreciation                                                11,292    11,000
Amortization                                                 9,033     8,490
Deferred income taxes and investment tax credits, net       19,028    (1,280)
Allowance for equity funds used during construction           (174)     (246)
Changes in certain assets and liabilities:
Accounts receivable                                         16,336     5,767
Inventories                                                 (4,167)    2,852
Other current assets                                         1,288     1,671
Accounts payable                                             9,526     5,650
Accrued/prepaid taxes and interest                         (12,055)    7,377
Miscellaneous current liabilities                            1,102    (4,526)
Deferred energy-management costs                              (348)     (141)
Maine Yankee outage accrual                                      -     2,070
Deferred ice storm costs                                   (52,557)        -
Other, net                                                   3,405     3,747
                                                           -------   -------
Net Cash Provided by Operating Activities                   20,004    58,458
                                                            ------    ------

Investing Activities
Construction expenditures                                   (9,880)   (7,145)
Investments in associated companies                           (300)   (5,495)
Changes in accounts payable - investing activities          (1,732)   (3,587)
                                                            ------   -------
Net Cash Used by Investing Activities                      (11,912)  (16,227)
                                                            ------    ------

Financing Activities
Issuances:
Medium-term notes                                           60,000
Redemptions:
Mortgage bonds                                             (61,000)        -
Revolving credit agreement                                 (60,000)   (7,500)
Other long-term obligations                                    (50)      (50)
Funds on deposit with trustee                               61,000      (313)
Dividends:
Common stock                                                (7,305)   (7,305)
Preferred stock                                             (1,897)   (2,208)
                                                            ------    ------
Net Cash Used by Financing Activities                       (9,252)  (17,376)
                                                            -------   -------
Net Decrease (Increase) in Cash                             (1,160)   24,855
Cash and cash equivalents, beginning of period              20,841     8,307
                                                            ------   -------
Cash and cash equivalents, end of period                   $19,681   $33,162
                                                            ======    ======

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.   Summary of Significant Accounting Policies

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein should be read with the Annual Report on Form 10-K for the year ended December 31, 1997 ("Form 10-K"), and are adequate to make the information presented herein not misleading.

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

Supplemental Cash Flow Disclosure - Cash paid for the three months ended March 31, 1998 and 1997 for interest, net of amounts capitalized, amounted to $14.7 million and $13.4 million, respectively. Income taxes paid, amounted to $1.5 million (net of a state tax refund of $735 thousand for years 1992 through 1994) and $1.6 million for the three months ended March 31, 1998 and 1997. The Company incurred no new capital lease obligations in either period.

Impact of New Accounting Standards - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company anticipates that adoption of this standard will not have a significant impact on its financial statements.

 2.   Commitments and Contingencies

Maine Yankee Atomic Power Company - On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems, including being included on the Nuclear Regulatory Commission's ("NRC") Watch List, and had been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008. For a detailed discussion of the background of the permanent shutdown, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $30.6 million as of March 31, 1998, and under its Power Contract and Additional Power Contract with Maine Yankee the Company is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for a total estimated cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. Through March 31, 1998 Maine Yankee had collected approximately $211.8 million for its decommissioning obligations.

On November 6, 1997, Maine Yankee submitted a new estimate to the FERC as part of a rate proceeding reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. Under the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. Overall operations and maintenance expenses have been reduced, however, due to workforce reductions and other results of the permanent shutdown. On January 14, 1998, the FERC issued an order accepting for filing the rates associated with the amended Power Contracts, made them effective January 15, 1998, subject to refund, and ordered that a public hearing be held on the prudence of the Plant shut-down decision and on the proposed rate amendments. The Company expects the prudence issue to be contested vigorously by several intervenors, including the MPUC and the Maine Office of the Public Advocate. The hearing in the FERC rate proceeding is currently scheduled to begin on December 1, 1998. The Company cannot predict the outcome of the proceeding.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38-percent share would be approximately $353 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic Electric Company ("Yankee Atomic") nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and as of March 31, 1998 is carrying on its consolidated balance sheet a regulatory asset and corresponding liability in the amount of $320.2 million, which is the $353 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

The MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. Among the report's conclusions were that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent" and that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", and that the decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. Based on preliminary indications from the consultant, the Company expects the second phase of the report to recommend additional disallowances. The Company does not know how the MPUC plans to use the consultant's report, but believes the report's negative conclusions are unfounded and may be contradictory.

On April 7, 1998, Maine Yankee refunded all of its mortgage bonds and bank debt by means of a three-year revolving credit facility and a term loan due in 2006. The new debt obligations are secured by a security interest in Maine Yankee's rights in its Power Contracts, Additional Power Contracts and Capital Funds Agreements with its Sponsors (the "Assigned Agreements") and its rights to certain expected third-party payments, and contain restrictions on the payment of common-stock dividends based on Maine Yankee's cash position and a debt-service coverage test. In addition, in connection with the refinancing each of the Sponsors, including the Company, affirmed its obligations under the Assigned Agreements and agreed not to take the position that the permanent shutdown of the Plant gave rise to any right to terminate or reduce payments under the Assigned Agreements.

Connecticut Yankee - On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant for economic reasons, and to decommission the plant. The Company has a 6-percent equity interest in Connecticut Yankee, totaling approximately $6.8 million at March 31, 1998. Based on cost estimates provided by Connecticut Yankee, the Company determined its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $35.6 million and has recorded a regulatory asset and corresponding liability in that amount on its consolidated balance sheet. The Company is currently recovering through rates an amount adequate to recover these expenses.

Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. The Company estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $11.9 million. This estimate has been recorded by the Company as a regulatory asset and a liability on the Company's balance sheet. As part of the MPUC's decision in the Company's 1993 base-rate case, the Company's current share of costs related to the deactivation of Yankee Atomic is being recovered through rates.

Millstone Unit No. 3 - The Company has a 2.5 percent direct ownership interest in Millstone Unit No. 3, which is operated by Northeast Utilities. This facility has been off-line since April 1996 due to NRC concerns regarding license requirements, and the Company cannot predict when it will return to service. Millstone Unit No. 3, along with two other units at the same site owned by Northeast Utilities, is on the NRC's "watch list" in "Category 3," which requires formal NRC action before a unit can be restarted. For a discussion of a lawsuit and arbitration claim filed by the Company and other minority owners of Millstone Unit No. 3 against the operators of the unit, see "Millstone Unit No. 3 Litigation," below.

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

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. The Company cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At March 31, 1998, the liability recorded by the Company for its estimated environmental remediation costs amounted to $2.2 million, which management has determined to be the most probable amount within the range of $2.2 million to $8.0 million. Such costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

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

Proposed Federal Income Tax Adjustments - On September 3, 1997, the Company received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of the Company's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, the Company received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of the Company's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the Alternative Rate Plan ("ARP") effective January 1, 1995. The second major adjustment would disallow the Company's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by the Company in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through March 31, 1998, amounted to $14.6 million, or a decrease in net income of $8.6 million, and which could increase interest expense approximately $475.4 thousand per month until either the tax deficiency is paid or the issues are resolved in favor of the Company, in which case no interest would be due. If the IRS were to prevail, the Company believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. The Company believes its tax treatment of the unresolved issues was proper and as a result the potential interest has not been accrued. On December 10, 1997, the Company filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. The Company plans to seek review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute can be resolved in advance of a court determination. Absent such a resolution, the Company plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

Joint Venture - The Company and New York State Electric & Gas Corp. have signed a joint-venture agreement to distribute natural gas to many Maine communities that are not now served with that fuel. If state regulators approve, a new company owned equally by CMP and NYSEG would be in a position to offer gas in the Augusta and Bangor areas, and in other communities including Bath, Bethel, Brunswick, North Windham, Rumford, and Waterville.

 3.   Regulatory and Legislative Matters

Alternative Rate Plan - Effective January 1, 1995, rate regulation for the Company underwent a fundamental change with the implementation of the ARP, which replaced traditional regulation. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of the Company's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC is continuing to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the Company will continue to apply the provisions of SFAS No. 71 to its accounting transactions and its future financial statements. See "Meeting the Requirements of SFAS No. 71," below.

The ARP contains a mechanism that provides price-caps on the Company's retail rates to increase annually on July 1, commencing July 1, 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of the Company's retail rates, and includes fuel and purchased power cost that previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.

A specified standard inflation index is the basis for each annual price-cap change. The inflation index is reduced by the sum of two productivity factors, a general productivity offset of 1.0% (0.5% for 1995), and a second formula-based offset that started in 1996 intended to reflect the limited effect of inflation on the Company's purchased-power costs during the proposed five-year initial term of the ARP.

The sharing mechanism may adjust the subsequent year's July price-cap change in the event the Company's earnings are outside a range of 350 basis points above or below the Company's allowed return on equity, starting at the 10.55% allowed return (1995) and indexed annually for changes in capital costs. Outside that range, profits and losses may be shared equally by the Company and ratepayers in computing the price-cap adjustment. This feature commenced with the price-cap change of July 1, 1996, and reflected 1995 results. The ROE used for earnings sharing was increased to 11.5% effective with the July 1999 price change.

The ARP also provides for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, and penalties for failure to attain customer-service and energy-efficiency targets. The ARP also generally defines mandated costs that would be recoverable by the Company notwithstanding the index-based price cap. To receive such treatment, a mandated cost's revenue requirement must exceed $3 million and have a disproportionate effect on the Company or the electric-power industry.

Pursuant with the annual price-change provision in the ARP, the MPUC approved the following increases:

                                             1997         1996        1995
                                             ----         ----        ----

 Inflation Index                             2.12%         2.55%       2.92%
 Productivity Offset                        (1.00)        (1.00)       (.50)
 Qualifying Facility Offset                  (.42)            -           -
 Earnings Sharing                               -           .32           -
 Flowthrough and Mandated Items               .40         (0.61)        .01
                                            -----         ------      -----
                                             1.10%         1.26%       2.43%
                                             ====          ====        ====

On March 25, 1998, the Company submitted its 1998 ARP compliance filing to the MPUC. In the filing the Company requested a rate increase of 1.78 percent, which is equal to the standard inflation rate used under the ARP, to be effective July 11, 1998, and proposed a rate reduction of ten percent contingent on the consummation of the Company's planned sale of generating assets later in the year. The filing also contained information on the costs of restoring service to the Company's customers after the January ice storm, as required by an earlier MPUC order allowing the Company to defer those costs.

Industry Restructuring and Strandable Costs - Legislation that will restructure the electric-utility industry in Maine by March 1, 2000, was enacted by the Maine Legislature in May 1997, and is discussed in detail under this heading below. A departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

The Company has substantial exposure to cost stranding relative to its size. In general, its stranded costs reflect the excess costs of the Company's purchased-power obligations over the market value of the power, and the costs of deferred charges and other regulatory assets. The major portion of the Company's strandable costs is related to above-market costs of purchased-power obligations arising from the Company's long-term, noncancelable contracts for the purchase of capacity and energy from non-utility generators ("NUGs"), and deferred regulatory assets. There is a high degree of uncertainty that surrounds stranded-cost estimates, resulting from having to rely on projections and assumptions about future conditions, including, among others, estimates of the future market for power.

Restructuring Legislation and MPUC Proceeding The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a
"reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. The MPUC has initiated the proceeding that will determine the Company's stranded costs, corresponding revenue requirements and stranded-cost charges to be charged by it when it becomes a transmission-and-distribution utility and has scheduled completion of the proceeding for the second half of 1998. On December 5, 1997, the Company filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an estimate of its strandable costs, which are to be defined by the MPUC later in the proceeding. The Company estimated its strandable costs at approximately $1.3 billion and explained the assumptions underlying the estimate. On February 10, 1998, the Company reduced its estimate of strandable costs to $0.8 billion to reflect the anticipated sale of its generating assets later in the year. The Company cannot predict the results of the MPUC proceeding.

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

Upon the commencement of retail access on March 1, 2000, the Company, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with the Company would be allowed to sell electricity outside the Company's service territory without limitation as to amount, but within the Company's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within the Company's service territory, as determined by the MPUC.

The sale is subject to various closing conditions, including the approval of state and federal regulatory agencies, which approval process the Company expects could extend into the last quarter of 1998, and is subject to consents or covenant waivers from certain of the Company's lenders. The Company is pursuing the necessary regulatory approvals, consents and waivers, but cannot predict whether or in what form they will be obtained.

Agreement for Sale of Company's Generation Assets - On January 6, 1998, the Company announced that it had reached agreement to sell all of its hydro-fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash to Florida-based FPL Group. The related book value for these assets is approximately $221 million at December 31, 1997. In addition, as part of its agreement with FPL Group, the Company entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000.

The Company's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone 3 nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the present sale. The Company will continue to seek buyers for those assets. The Company did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee, (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

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

Storm Damage to Company's System - On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck the Company's service territory, causing power outages for approximately 280,000 of the Company's 528,000 customers, and substantial widespread damage to the Company's transmission and distribution system. To restore its electrical system, the Company supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. The Company's current estimate of the incremental costs of the repair effort is within the range of $50 to $55 million, of which most of the expense was labor-related.

On January 15, 1998, the MPUC issued an Order (the "Order") allowing the Company to defer on its books the incremental non-capital costs associated with the Company's efforts to restore service in response to the damage resulting from the storm. The Order requires the Company, as part of its annual filing under its ARP, to file information on the amounts deferred under the Order and to submit a proposal as to how the costs associated with the Order should be recovered under the ARP. In the ARP filing the Company stated that once the final cost of the storm was determined and the status of federal assistance was finalized the Company would propose a plan for recovery of its costs. Based on the MPUC order, potential federal assistance and/or collection in rates, the Company has deferred approximately $52 million in storm related costs as of March 31, 1998. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million in storm-damage cost reimbursement for electric utilities in the northeastern United States. The Company cannot predict what portion of its ice storm-related costs it will recover from the Congressional appropriation or from its customers.

Meeting the Requirements of SFAS No. 71 - The Company continues to meet the requirements of SFAS No. 71. The standard provides specialized accounting for regulated enterprises, which requires recognition of "regulatory" assets and liabilities that enterprises in general could not record. Examples of regulatory assets include deferred income taxes associated with previously flowed through items, NUG buyout costs, losses on abandoned plants, deferral of postemployment benefit costs, and losses on debt refinancing. If an entity no longer meets the requirements of SFAS No. 71, then regulatory assets and liabilities must be written off.

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

The 1997 legislation enacted in Maine providing for industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," the Company will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the transmission-and-distribution company. The Company anticipates that once a detailed plan for deregulation of generation is known, the application of SFAS No. 71 to the unregulated generation segment will no longer apply and the Company will be required to discontinue SFAS No. 71 for any remaining generation segment of its business. The Company further anticipates, based on current generally accepted accounting principles, that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business. Future regulatory rules or other circumstances could cause the application of FAS 71 to be discontinued, which could result in a non-cash write-off of previously established regulatory assets.

 4.   Debt Financing

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the Medium-Term Note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. As of March 31, 1998, $103 million of Medium-Term Notes were outstanding.

On February 26, 1998, the Company called for redemption on March 30, 1998, all of the outstanding $11 million principal amount of its General and Refunding Mortgage Bonds, Series N 8.50% Due 2001, at a redemption price equal to their principal amount plus accrued interest to the date fixed for redemption. On the same day the Company also called for redemption on March 30, 1998, all of the outstanding $50 million principal amount of its General and Refunding Mortgage Bonds, Series R 7-7/8% Due 2023, also at a redemption price equal to their principal amount plus accrued interest. The bond redemptions were funded from the approximately $61.7 million on deposit with the trustee under the renewal and replacement fund and release provisions of the Company's General and Refunding Mortgage Indenture. On February 27, 1998, the Company called for redemption on April 1, 1998, all of the outstanding 300,000 shares of its Preferred Stock 7-7/8% Series at a redemption price of $100 per share. No accrued dividends were paid on the preferred stock since the redemption date was a regular dividend payment date.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

Factors that could cause actual results to differ materially include, among other matters, the permanent closure and decommissioning of the Maine Yankee nuclear generating plant and resulting regulatory proceedings; the actual costs of decommissioning the Maine Yankee plant; outages at the other generating units in which the Company holds interests; electric utility industry restructuring, including the ongoing state and federal activities; the results of the Company's planned sale of its generating assets; the Company's ability to recover its costs resulting from the January 1998 ice storms; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory treatment of stranded costs; the Company's investment in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities, and compliance with laws and regulations.

Operating Results

Operating revenues in the first quarter of 1998 totaled $248.7 million, a decrease of $19.7 from the first quarter of 1997. The lower revenues were a result of the following:

           Ice storm                                       $ 5.3
           Warm weather                                      2.6
           Closing of paper mills                            2.4
           NUG contract expiration                           3.6
           MEPCO                                             3.7
           Other                                             2.1
                                                          ------
                                                           $19.7

Net income was $18.3 million for the first quarter of 1998 compared to $16.0 million for the corresponding period in 1997. The first quarter results benefited from reduced operating costs for the Company's 38-percent share of the Maine Yankee Plant and lower fuel costs due to the expiration of a high-cost contract for non-utility energy and lower demand due to warmer weather. Earnings applicable to common stock were $16.4 million or $0.51 per share for the first three months of 1998 compared to $13.8 million or $0.43 per share for the comparable period in 1997.

Service-area   sales  of   electricity   totaled   approximately   2.27  billion
kilowatt-hours in the first quarter of 1998, down 7.1 percent from the 2.44 billion kilowatt-hour level of a year ago.

               Service Area Kilowatt-hour Sales (Millions of KWHs)
                           Three Months Ended March 31,
                           1998                1997                % Change
                           ----                ----                --------
 Residential               743.2               807.9                (8.0)
 Commercial                621.0               651.7                (4.7)
 Industrial                846.0               925.6                (8.6)
 Other                      60.6                59.4                 2.0
                       ---------           ---------                ----
                         2,270.8             2,444.6                (7.1)
                         =======             =======                ====
The changes in service area kilowatt-hour sales reflect the following:

      Kilowatt-hour sales to residential customers decreased by 8.0 percent in the first quarter compared to 1997; usage per customer was down 8.8 percent for the three months ended March 31, 1998.

      Commercial sales decreased by 4.7 percent in the first quarter compared to 1997.

      The decrease in residential and commercial sales was due primarily to warmer than normal temperatures during the first three months of 1998 and the January 1998 ice storm. The National Weather Service recently announced that the 1997/1998 winter season was the warmest in 40 years. The ice storm resulted in a loss of an estimated 44.8 million kilowatt-hour-sales.

      Industrial kilowatt-hour sales decreased by 8.6 percent in the first quarter compared to 1997, due primarily to the closure of two pulp and paper mills. This sector accounts for approximately 57 percent of the industrial sales category.

MEPCO's electric sales and transmission revenues from New England utilities other than the Company amounted to $0.5 million and $4.2 million in the first quarter of 1998 and 1997, respectively. In the earlier period MEPCO recorded revenue and expense for power sales and purchases on behalf of other utilities, as well as the related transmission revenues, whereas in 1998 it is recording only the transmission revenues. Under new transmission rules in effect the sellers and purchasers of the power transmitted by MEPCO deal directly with each other and MEPCO provides only the transmission service.

Fuel used for company generation and purchased power-energy expense decreased by $1.5 million and $19.6 million, respectively, compared to 1997, reflecting decreased demand due to warmer weather and the outage associated with the ice storm in January 1998 and a change to a less expensive purchased power energy mix.

Purchased power-capacity expense decreased $8.8 million compared to 1997, due to the permanent shutdown of the Maine Yankee plant, in August 1997.

Maintenance expense increased $3.8 million compared to 1997. This increase was due primarily to operations personnel working in a maintenance capacity during the ice storm. Operations expense decreased by approximately $3.8 million but increased costs associated with employee pension and benefits of $1.2 million, general expenses and outside services of $1.4 million, and transmission expense of $1.0 million (which is directly offset in transmission revenue) netted the decrease to reflect a minor variance in operations expense.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $2.4 million as a result of higher pre-tax earnings for the three months ended March 31, 1998, when compared to 1997.

Other Income decreased by $1.4 million in 1998 as compared to 1997 primarily due to excess expenses over revenue associated with a non-regulated division of the Company, which also resulted in a decrease in income tax expense on other income.

Other interest expense increased during the first quarter of 1998 compared to 1997. The increase was due primarily to higher levels of borrowing on the revolving credit facility to meet working capital needs.

In July 1997, the Company redeemed $14 million of its 8 7/8% Series Preferred Stock at par, under the mandatory and optional sinking-fund provisions of that series. This reduced dividends by approximately $300 thousand in the first quarter of 1998 compared to 1997.

"Year 2000" Computer Issues - In the next two years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The Company began the process of identifying the changes required to their computer programs and hardware during the year 1996. The majority of the necessary modifications to the Company's centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The Company believes it will incur approximately $3.0 million of costs between now and March 31, 2000, associated with making the necessary modifications identified to date to the centralized systems. As of March 31, 1998, approximately $1.6 million of costs have been incurred. Noncentralized systems are currently being reviewed for Year 2000 problems. The Company is unable to predict the costs to be incurred for correction of such noncentralized systems, but expects the scope and schedule for such work to be less complex than for its centralized information systems. In addition, the Company cannot predict the extent of its vulnerability to third parties' noncompliance and their failure to remediate year 2000 issues.

Liquidity and Capital Resources

Increases in the Company's retail rates are limited by the Company's ARP. For a discussion of the ARP, including a requested 1.78-percent rate increase to be effective in July 1998 and the possibility of a ten-percent rate reduction contingent on the consummation of the Company's planned sale of generating assets later in the year, see Note 3, "Regulatory and Legislative Matters" - "Alternative Rate Plan."

Approximately $57.5 million of cash was provided during the first quarter of 1997 from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $37.5 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities.

During the first quarter of 1998, dividends paid on common stock were $7.3 million, while preferred-stock dividends utilized $1.9 million of cash.

Investing activities, primarily construction expenditures, utilized $11.6 million in cash during the first quarter of 1998 for generation, transmission, distribution, and general construction expenditures and includes $0.3 million the Company invested primarily in its associated companies.

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

The total of cash on deposit with the trustee under the Company's General and Refunding Mortgage Indenture as of December 31, 1997, was approximately $61.7 million and as of March 31, 1998, approximately $0.7 million. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed. On February 26, 1998, the Company called for redemption on March 30, 1998, all of the outstanding $11 million principal amount of its General and Refunding Mortgage Bonds, Series N 8.50% Due 2001, at a redemption price equal to their principal amount plus accrued interest to the date fixed for redemption. On the same day the Company also called for redemption on March 30, 1998, all of the outstanding $50 million principal amount of its General and Refunding Mortgage Bonds, Series R 7-7/8% Due 2023, also at a redemption price equal to their principal amount plus accrued interest. The bond redemptions were funded from the approximately $61.7 million on deposit with the trustee at December 31, 1997, under the renewal and replacement fund and release provisions of the Indenture. On April 30, 1998, the Company deposited $30.6 million with the trustee under those provisions of the Indenture, making a total of $31.3 million on deposit. Such cash may also be withdrawn by the Company by substitution of allocated property additions or available bonds.

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's Medium-Term Notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the Medium-Term Note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. On February 24, 1998, the Company issued a two-year 6.38% Medium-Term Note in the principal amount of $30 million, and on March 20, 1998, issued 18-month 6.35% Medium-Term Notes in the aggregate principal amount of $30 million. As of March 31, 1998, $103 million of Medium-Term Notes were outstanding. On April 28, 1998, the Company issued a six-month 6.10625% Medium-Term Note in the principal amount of $47 million, raising the total outstanding to $150 million, which would permit the issuance of an additional $350 million of such notes under the program.

To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement has two credit facilities: a $75 million, 364-day revolving credit facility that currently matures on October 21, 1998, and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Both credit facilities require annual fees on the total credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded as a result of downgrading of the Company's credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had no outstanding notes as of March 31, 1998 under the 364-day revolving credit facility.

On March 25, 1998, the Company filed an application with the MPUC seeking authorization for the purchase by the Company of up to 11 million shares of its outstanding common stock over a three-year period. The amount of any stock purchases and their timing will depend on the need for equity in the Company's capital structure, investment opportunities and other considerations. The Company has not yet adopted a formal stock-purchase plan and cannot predict whether or when the MPUC consent will be obtained.

On April 3, 1998, the Company agreed to buy out a power-purchase contract with the owner of a non-utility generator who had operated a 20-megawatt wood-fired generator associated with a paper mill that was being closed. The Company paid the owner approximately $22.5 million on May 1, 1998, and expects to save approximately $3.5 million per year to the end of the contract's term in mid-2004.

Storm Damage to Company's System - On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck the Company's service territory, causing power outages for approximately 280,000 of the Company's 528,000 customers, and substantial widespread damage to the Company's transmission and distribution system. To restore its electrical system, the Company supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. The Company's current estimate of the incremental costs of the repair effort is within the range of $50 million to $55 million, of which most of the expense was labor-related.

On January 15, 1998, the MPUC issued an Order (the "Order") allowing the Company to defer on its books the incremental non-capital costs associated with the Company's efforts to restore service in response to the damage resulting from the storm. The Order requires the Company, as part of its annual filing under the ARP, to file information on the amounts deferred under the Order and to submit a proposal as to how the costs associated with the Order should be recovered under the ARP. In the ARP filing the Company stated that once the final cost of the storm was determined and the status of federal assistance was finalized the Company would propose a plan for recovery of its costs. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million in storm-damage cost reimbursement for electric utilities in the northeastern United States. The Company cannot predict what portion of its ice storm-related costs it will recover from the Congressional appropriation or from its customers.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and reported in more condensed form below, the Plant had experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

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

As required by the NRC, on August 7, 1997, Maine Yankee certified to the NRC that the Plant had permanently ceased operations and that all fuel assemblies had been permanently removed from the Plant's reactor vessel. On August 27, 1997, Maine Yankee filed the required Post-Shutdown Activities Report with the NRC, describing its planned post-shutdown activities and a proposed schedule.

Costs. The Company has been incurring substantial costs in connection with its 38-percent share of Maine Yankee costs, as well as additional costs for replacement power while the Plant has been out of service. In 1997 such costs amounted to approximately $132.3 million for the Company: $72.8 million due to basic operations and maintenance costs, $54.0 million due to replacement power costs and $5.5 million associated with incremental costs of operations and maintenance. The Maine Yankee Board's decision to close the Plant mitigated the costs the Company would otherwise have incurred through a phasing down of Maine Yankee's operations and maintenance costs, with substantial reductions in Maine Yankee's workforce having been implemented and further reductions planned, but did not reduce the need to buy replacement energy and capacity. The Company expects its share of Maine Yankee operations and maintenance costs to be approximately $48 million in 1998, based on information provided by Maine Yankee. The amount of costs for replacement energy and capacity varies based on the Company's power requirements and market conditions, but the Company expects such costs to be within a range of approximately $5.0 million to $5.5 million per month during 1998, based on current energy and capacity needs and market conditions. Under the electric utility restructuring legislation enacted by the Maine Legislature in May 1997, the Company's obligations to provide replacement power will terminate on March 1, 2000, along with its other power-supply obligations. The impact of the nuclear-related costs on the Company was the major obstacle to achieving satisfactory results in 1997, despite the approximately $75 million in annual Maine Yankee-related costs embedded in the current determination of the Company's required revenues for ratemaking purposes and despite success in controlling other operating costs.

The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $30.6 million as of March 31, 1998, and under Maine Yankee's Power Contracts and Additional Power Contracts, the Company is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for an estimated total cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. On March 31, 1998, the balance in the Maine Yankee decommissioning fund was $211.8 million. On November 6, 1997, Maine Yankee submitted the new estimate (adjusted to $507.2 million) to the FERC as part of a rate case reflecting the fact that the Plant was no longer operating and had entered the decommissioning phase. If the FERC accepts the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36.4 million per year.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38-percent share would be approximately $353 million. The legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and as of March 31, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $320.2 million, which is the $353 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

Management Audit. On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant, and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company believes the report's negative conclusions are unfounded and may be contradictory. The Company has been charging its share of the Maine Yankee expenses to income, and under the ARP has requested only price increases that were below the applicable rate of inflation. The Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC and the Maine Office of the Public Advocate ("OPA") are actively participating, while indicating that the MPUC's consultant would continue its extended review. Based on preliminary indications from the consultant, the Company expects the consultant's recommendations resulting from its extended review to call for additional disallowances, which Maine Yankee has said it expects to contest vigorously.

Maine Yankee Debt Restructuring and FERC Rate Proceeding. Maine Yankee entered into agreements in August 1997 with the holders of its outstanding First Mortgage Bonds and its lender banks (the "Standstill Agreements") under which the bondholders and banks agreed that they would not assert that the August 1997 voluntary permanent shutdown of the Plant constituted a covenant violation under Maine Yankee's First Mortgage Indenture or its two bank credit agreements. Maine Yankee's rate filing with the FERC requested an effective date of January 15, 1998, for the amendments to Maine Yankee's Power Contracts and Additional Power Contracts, which revise Maine Yankee's wholesale rates and clarify and confirm the obligations of Maine Yankee's sponsors to continue to pay their shares of Maine Yankee's costs during the decommissioning period.

On January 14, 1998, the FERC issued an "Order Accepting for Filing and Suspending Power Sales Contract Amendment, and Establishing Hearing Procedures" (the "FERC Order") in which the FERC accepted for filing the rates associated with the amended Power Contracts and made them effective January 15, 1998, subject to refund. The FERC also granted intervention requests, denied the request of an intervenor group to summarily dismiss part of the filing, and ordered that a public hearing be held concerning the prudence of Maine Yankee's decision to shut down the Plant and on the justness and reasonableness of Maine Yankee's proposed rate amendments. The Company expects the prudence issue to be pursued vigorously by several intervenors, including among others the MPUC and the OPA. The hearing in the FERC rate proceeding is currently scheduled to begin on December 1, 1998.
The Company cannot predict the outcome of the FERC proceeding.

On January 15, 1998, Maine Yankee, its bondholders and lender banks revised the Standstill Agreements and extended their term to April 15, 1998. On April 7, 1998, Maine Yankee refunded all of its mortgage bonds and bank debt by means of a three-year revolving credit facility with two major banks, which may be extended by agreement of the parties, and a $48 million term loan due in 2006 from a major institutional investor, and discharged its First Mortgage Indenture. The banks' revolving credit commitments are scheduled to be reduced through planned prepayments, structured to conform to Maine Yankee's projected cash flows, in two decrements from their initial level of $80 million to a working-capital level of $20 million on March 31, 2000. The new debt obligations are secured by a security interest in Maine Yankee's rights in its Power Contracts, Additional Power Contracts and Capital Funds Agreements with its Sponsors (the "Assigned Agreements") and its rights to certain expected third-party payments, and contain restrictions on the payment of common-stock dividends, based on Maine Yankee's cash position and a debt-service coverage test. In addition, in connection with the refinancing each of the Sponsors, including the Company, affirmed its obligations under the Assigned Agreements and agreed not to take the position that the permanent shutdown of the Plant gave rise to any right to terminate or reduce payments under the Assigned Agreements.

Other Maine Yankee Shareholders: Higher nuclear-related costs are also affecting other stockholders of Maine Yankee in varying degrees. Bangor Hydro-Electric Company, a Maine-based 7-percent stockholder, cited its "deteriorating" financial condition, suspended its common stock dividend, and eventually obtained rate relief. Maine Public Service Company, a 5-percent stockholder, cited problems in satisfying financial covenants in loan documents, reduced its common stock dividend substantially in early March 1997 and obtained rate relief. Northeast Utilities (20-percent stockholder through three subsidiaries), which is also adversely affected by the substantial additional costs associated with the three shut-down Millstone nuclear units and the permanently shut-down Connecticut Yankee unit, as well as significant regulatory issues in Connecticut and New Hampshire, has implemented an indefinite suspension of its quarterly common stock dividends. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default. The Company cannot predict, however, what effect, if any, the financial difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

Rating Agency Actions

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

                   Mortgage         Unsecured        Commercial       Preferred
                     Bonds            Notes             Paper           Stock

S&P                 BB+               BB                B               B+
Moody's             Baa3              Ba1               P3              Ba1
D&P                 BBB-              BB+               D3              BB

Restructuring Legislation and MPUC Proceeding The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution companies continuing to be regulated by the MPUC. The MPUC has initiated the proceeding that will determine the Company's stranded costs, corresponding revenue requirements and stranded-cost charges to be charged by it when it becomes a transmission-and-distribution utility, and has scheduled completion of the proceeding for the second half of 1998. On December 5, 1997, the Company filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an estimate of its strandable costs, which are to be defined by the MPUC later in the proceeding. The Company estimated its strandable costs at approximately $1.3 billion and explained the assumptions underlying the estimate. On February 10, 1998, the Company reduced its estimate of strandable costs to $0.8 billion to reflect the anticipated sale of its generating assets later in the year. The Company cannot predict the results of the MPUC proceeding.

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

Upon the commencement of retail access on March 1, 2000, the Company, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with the Company would be allowed to sell electricity outside the Company's service territory without limitation as to amount, but within the Company's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within the Company's service territory, as determined by the MPUC.

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

The sale is subject to various closing conditions, including the approval of state and federal regulatory agencies, which approval process the Company expects could extend into the last quarter of 1998, and is subject to consents or covenant waivers from certain of the Company's lenders. The Company is pursuing the necessary regulatory approvals, consents and waivers, but cannot predict whether or in what form they will be obtained.

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

Proposed Formation of Holding Company

To prepare further for the restructured electric utility industry contemplated by the legislation, on December 8, 1997, the Company filed an application with the MPUC for authorization to create a holding company that would have as subsidiaries the Company, the Company's existing non-utility subsidiaries and other entities. The Company believes that a holding company structure will facilitate the Company's transition to a partially deregulated electricity market that is scheduled to open access to electricity for Maine consumers beginning on March 1, 2000. Competing as an electric energy provider in that market as of that date will require the creation of an energy company that is legally separate from the Company. The Company also proposed the creation of an energy marketing affiliate in the MPUC filing.

On May 1, 1998, the MPUC approved the creation of the holding company, the conversion and exchange of all the outstanding shares of the Company's common stock into an equal number of shares of the holding company's common stock, the transfer of the stock of certain wholly-owned non-utility subsidiaries of the Company to the holding company, and other related requests of the Company necessary to carry out the reorganization. The MPUC granted the approvals subject to several conditions that the Company believes are reasonable. The creation of an energy marketing affiliate of the Company and related issues were deferred earlier in the proceeding to a second phase of the proceeding.

The Company's application to the MPUC also requested approval of the creation of a limited liability company in which a proposed new subsidiary of the holding company would hold a fifty percent membership interest to participate in the natural gas distribution business in Maine, with the remaining fifty percent interest being held by New York State Electric & Gas Corporation ("NYSEG") or its affiliate. On May 1, 1998, in a separate proceeding, the MPUC also approved the creation of the proposed limited-liability company and natural-gas subsidiary, and associated transactions and arrangements, subject to conditions that the Company considers reasonable. For further discussion of the NYSEG joint venture, see "Expansion of Lines of Business," below.

The proposed holding company formation must also be approved by federal regulators, including the Securities and Exchange Commission and the FERC, and by the holders of the Company's common stock and 6% Preferred Stock, who will vote on the reorganization at the Company's annual meeting of shareholders on May 21, 1998. The Company is pursuing these approvals, but cannot predict the outcome.

Expansion of Lines of Business

The Company is preparing for competition by expanding its business opportunities through subsidiaries that capitalize on core competencies. One subsidiary, MaineCom Services, arranges fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned credit and collections subsidiary. Another wholly-owned subsidiary, CMP International Consultants, provides utility consulting (domestic and international) and research, and engineering and environmental services. The 100-percent owned Union Water Power Company provides management of rivers and recreational facilities, locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, and utility construction services. These subsidiaries, which the Company plans to transfer to the proposed holding company, often utilize skills of former Company employees and regularly compete for business with other companies. In addition, a division of the Company is focusing on retail competition by developing effective marketing techniques and energy-efficient services and products.

As noted above, the Company and NYSEG have signed a joint-venture agreement to distribute natural gas at retail in many Maine communities that are not currently served with that fuel. The Company and NYSEG propose to offer natural-gas service in five areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Rumford and Waterville areas. None of the 60 towns in those areas currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas, after receipt of additional regulatory approvals, through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by the Company and MEPCO under agreements entered into on March 16, 1998. On March 9, 1998, the MPUC gave preliminary approval to the Company-NYSEG proposal, subject to final approval after submission of detailed plans on financing, construction, and other matters. Competing applications to serve some of the areas have been filed. The Company cannot predict the outcome of the MPUC proceeding. The Company will continue to evaluate the opportunity to be a provider of natural gas to Maine customers, and the economics thereof, including monitoring progress of the planned pipelines, competitive considerations and relevant regulatory decisions.

FiveCom  LLC  ("FiveCom"),   a   majority-owned   subsidiary  of  the  Company's
wholly-owned MaineCom Services, is building a fiber-optic cable network connecting cities in New England and plans to sell capacity on the network to telephone companies, Internet providers, and other telecommunications businesses. FiveCom has used transmission-line corridors owned by the Company, and a substantial part of the expanded network in Connecticut and Massachusetts will occupy utility corridors of Northeast Utilities, which owns a minority interest in FiveCom. The Company's equity investment in MaineCom Services as of March 31, 1998 was $15.6 million. In addition, the Company is providing up to $30 million to FiveCom through a loan arrangement for the development and construction of the expanded network, and for working capital, and FiveCom is considering external funding. The Company believes there is a growing need for such a fiber-optic network in New England, but cannot predict the results of this venture.

Environmental Matters

The Company assesses compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At March 31, 1998, the Company had an accrued liability of $2.2 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 2, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion of this matter.

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

The defendants moved to dismiss the suit for failure of the plaintiff to make a pre-suit demand on the Company's board of directors, as required by Maine law, and on February 18, 1998, the suit was dismissed. On April 2, 1998, the Company received such a demand from the plaintiff, which is under consideration by the board. The Company believes the plaintiff's claim is without merit.

Regulatory Matters. For a discussion of certain significant regulatory matters affecting the Company, including those leading to a decision by the Maine Yankee Board of Directors to permanently shut down the Maine Yankee Plant, as well as electric-utility restructuring, stranded costs, and an MPUC proceeding that will determine the Company's stranded costs and related matters , see Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Permanent Shutdown of Maine Yankee Plant" and "Restructuring Legislation and MPUC Proceeding," which are incorporated herein by reference.

Tax Appeal. For a discussion of the Company's appeal of two significant federal income tax adjustments proposed by the Internal Revenue Service ("IRS") see Note 2, "Commitments and Contingencies" - "Proposed Federal Income Tax Adjustments."

Environmental Matters. For a discussion of administrative and judicial proceedings concerning cleanup of hazardous waste sites see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. Through Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits. None.

       (b)Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of 1998 and thereafter to date:

Date of Report                                        Items Reported

January 6, 1998                                           Item 5

a) The Company announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts to Florida-based FPL Group.

Date of Report                                        Items Reported

January 14, 1998                                          Item 5

a) The Company reported the storm damage due to an ice storm on January 7 through 9, 1998.

b) The Company reported the status of Maine Yankee's standstill agreements with its lender banks and its bondholders.

Date of Report                                        Items Reported

January 30, 1998                                          Item 5

a)   The Company reported its 1997 financial results.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CENTRAL MAINE POWER COMPANY
                                (Registrant)


Date: May 14, 1998   By---------------------------------------------------------
                       Michael W. Caron, Comptroller (Chief Accounting Officer)


                     By---------------------------------------------------------
                       David E. Marsh, Chief Financial Officer (Principal Financial Officer and duly authorized officer)