Form 10-Q
period 1998-06-30
CENTRAL MAINE POWER CO
filed 1998-08-13
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


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

                                                 Yes   X    No
         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
                                                Shares Outstanding
                  Class                        as of August 13, 1998

Common Stock, $5 Par Value                          32,442,752

                                            Central Maine Power Company

                                                        INDEX


                                                                           Page
                                                                          Number

Part I.  Financial Information

Item 1 - Financial Statements
Consolidated Statement of Earnings for the Three Months
Ended June 30, 1998 and 1997                                                  1

Consolidated Statement of Earnings for the Six Months
Ended June 30, 1998 and 1997                                                  2

Consolidated Balance Sheet - June 30, 1998 and December 31, 1997:
  Assets                                                                      3
  Stockholders' Investment and Liabilities                                    4

Consolidated Statement of Cash Flows for the Six Months
Ended June 30, 1998 and 1997                                                  5

Notes to Consolidated Financial Statements                                    6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          31

Part II.  Other Information                                                  32

Signatures                                                                   34

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Central Maine Power Company

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                       For the Three Months
                                                                           Ended June 30,
                                                                        1998           1997
Electric Operating Revenues                                           $208,216        $210,074
                                                                       -------         -------

Operating Expenses
     Fuel used for company generation                                    7,909           6,921
     Purchased power - energy                                           85,469          94,837
     Purchased power - capacity                                         21,086          26,804
     Other operation                                                    49,687          49,518
     Maintenance                                                         8,563           8,306
     Depreciation and amortization                                      13,808          13,520
     Federal and state income taxes                                      1,477          (3,677)
     Taxes other than income taxes                                       5,987          7,108

Total Operating Expenses                                               193,986         203,337

Equity In Earnings Of Associated Companies                                 157          2,144

Operating Income                                                        14,387          8,881

Other Income (Expense)
     Allowance for equity funds used during construction                   115             256
     Other, net                                                           (460)            824
     Income taxes                                                          532           (323)

        Total Other Income                                                  187           757

Income Before Interest Charges                                          14,574          9,638

Interest Charges
     Long-term debt                                                     10,649          11,128
     Other interest                                                      2,351           1,233
     Allowance for borrowed funds used during construction                 (72)           (184)

        Total Interest Charges                                          12,928          12,177

Net Income (Loss)                                                        1,646          (2,539)
Dividends On Preferred Stock                                             1,074          2,207

Earnings (Loss) Applicable To Common Stock                         $       572        $(4,746)


Weighted Average Number Of Shares Of Common Stock Outstanding       32,442,752      32,442,752
Earnings (Loss) Per Share Of Common Stock (Basic and Diluted)            $0.02          $(0.15)
Dividends Declared Per Share Of Common Stock                            $0.225          $0.225

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                   For the Six Months
                                                                      Ended June 30,
                                                                  1998           1997
Electric Operating Revenues                                      $456,961        $478,441


Operating Expenses
     Fuel used for company generation                              11,981          12,526
     Purchased power - energy                                     189,764         218,774
     Purchased power - capacity                                    45,462          59,944
     Other operation                                               93,460          93,267
     Maintenance                                                   18,654          14,623
     Depreciation and amortization                                 27,630          26,994
     Federal and state income taxes                                13,443           5,877
     Taxes other than income taxes                                 13,041          14,086

Total Operating Expenses                                          413,435         446,091

Equity In Earnings Of Associated Companies                          1,748           4,044

Operating Income                                                   45,274          36,394

Other Income (Expense)
     Allowance for equity funds used during construction              289             502
     Other, net                                                    (1,201)          1,444
     Income taxes                                                     906            (571)

        Total Other Income (Expense)                                   (6)          1,375

Income Before Interest Charges                                     45,268          37,769

Interest Charges
     Long-term debt                                                21,499          22,342
     Other interest                                                 4,027           2,301
     Allowance for borrowed funds used during construction           (199)           (362)

        Total Interest Charges                                     25,327          24,281

Net Income                                                         19,941          13,488
Dividends On Preferred Stock                                        2,971           4,415

Earnings Applicable To Common Stock                              $ 16,970       $   9,073

Weighted Average Number Of Shares Of Common Stock Outstanding  32,442,752      32,442,752
Earnings Per Share Of Common Stock (Basic and Diluted)              $0.52           $0.28
Dividends Declared Per Share Of Common Stock                        $0.45           $0.45


The accompanying notes are an integral part of these financial statements.


                                              Central Maine Power Company

                                               CONSOLIDATED BALANCE SHEET
                                                 (Dollars in Thousands)
                                                                           June 30,         December 31,
                                                                              1998                1997
                                                                          (Unaudited)

                                                       ASSETS
Electric Property, at original cost                                          $1,691,271          $1,674,876
    Less: Accumulated Depreciation                                              654,574             634,384

          Net electric property in service                                    1,036,697           1,040,492
    Construction work in progress                                                13,673              15,105
    Net nuclear fuel                                                              1,157               1,157

          Net electric property and nuclear fuel                              1,051,527           1,056,754


Investments In and Loans to Associated Companies, at equity                      94,684              76,509

    Total Net Electric Property and Investments in Associated Companies
                                                                              1,146,211           1,133,263


Current Assets
    Cash and cash equivalents                                                     2,927              20,841
    Accounts receivable, less allowances
   for uncollectible accounts of $2,812 in
    1998 and $2,400 in 1997:
       Service - billed                                                          68,368              84,323
       Service - unbilled                                                        40,108              46,807
       Other accounts receivable                                                 10,639              15,247
    Prepaid income taxes                                                          8,829                   -
    Fuel oil inventory, at average cost                                           7,066               5,390
    Materials and supplies, at average cost                                      12,626              11,779
    Funds on deposit with trustee                                                     -              61,694
    Prepayments and other current assets                                          6,283               9,110

          Total Current Assets                                                  156,846             255,191


Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net                  81,283              84,026
    Yankee Atomic purchased-power contract                                       10,726              13,056
    Connecticut Yankee purchased-power contract                                  34,229              36,877
    Maine Yankee purchased-power contract                                       307,500             329,206
    Regulatory assets - deferred taxes                                          237,554             236,632
    Deferred charges and other assets                                           269,405             210,715

          Total Deferred Charges and Other Assets                               940,697             910,512


               TOTAL ASSETS                                                  $2,243,754          $2,298,966



The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                                       June 30,     December 31,
                                                          1998          1997
                                                              (Unaudited)


                    STOCKHOLDERS' INVESTMENTS AND LIABILITIES

Capitalization
    Common-stock investment                            $   488,181   $   487,594
    Preferred stock                                         35,571        65,571
    Redeemable preferred stock                              27,910        39,528
    Long-term obligations                                  313,581       400,923
                                                           -------       -------
       Total Capitalization                                865,243       993,616
                                                           -------       -------

Current Liabilities and Interim Financing
    Interim financing                                      325,000       238,000
    Sinking-fund requirements                               16,850         9,411
    Accounts payable                                        69,566        97,080
    Dividends payable                                        8,379         9,202
    Accrued interest                                        10,503        11,201
    Accrued income taxes                                         -         3,001
    Miscellaneous current liabilities                       23,529        15,762
                                                            ------        ------
       Total Current Liabilities and Interim Financing     453,827       383,657
                                                           -------       -------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                      376,492       350,912
    Unamortized investment tax credits                      29,799        30,533
    Yankee Atomic purchased-power contract                  10,726        13,056
    Connecticut Yankee purchased-power contract             34,229        36,877
    Maine Yankee purchased-power contract                  307,500       329,206
    Regulatory liabilities - deferred taxes                 56,628        56,852
    Other reserves and deferred credits                    109,310       104,257
                                                           -------       -------
       Total Reserves and Deferred Credits                 924,684       921,693
                                                           -------       -------

       Total Stockholders' Investment and Liabilities   $2,243,754    $2,298,966
                                                         =========     =========


The accompanying notes are an integral part of these financial statements.

                                            Central Maine Power Company
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in Thousands)
                                                        For the Six Months
                                                          Ended June 30,
                                                       1998          1997
Operating Activities
Net income                                          $ 19,941          $13,488
Items not requiring (providing) cash:
    Depreciation                                      22,566           22,033
    Amortization                                      19,062           16,992
    Deferred income taxes and investment tax credit   24,676            1,752
    Allowance for equity funds used during construc     (289)            (502)
Changes in certain assets and liabilities:
    Accounts receivable                               27,262           25,676
    Inventories                                       (2,523)           4,619
    Other current assets                               2,827            3,532
    Accounts payable                                 (25,424)         (12,151)
    Accrued/prepaid taxes and interest               (12,528)            (243)
    Miscellaneous current liabilities                  7,767           (5,617)
    Deferred energy-management costs                  (1,428)            (267)
    Maine Yankee outage accrual                            -          (10,350)
    Deferred ice storm costs                         (51,323)               -
    Restructuring of purchased power contracts       (22,500)               -
    Other, net                                         5,954            5,019
                                                    --------          -------
Net Cash Provided by Operating Activities             14,040           63,981
                                                     -------           ------

Investing Activities
Construction expenditures                            (21,059)         (18,028)
Investments in and loans to associated companies     (18,120)          (5,205)
Changes in accounts payable - investing activities    (2,090)          (2,176)
                                                    ---------         -------
Net Cash Used by Investing Activities                (41,269)         (25,409)
                                                     -------           ------

Financing Activities
Issuances:
    Revolving credit agreement                        18,500           12,500
    Medium-term notes                                117,000          (10,000)
Redemptions:
    Preferred stock                                  (41,618)               -
    Medium-term notes                                (10,000)               -
    Mortgage bonds                                  (117,283)               -
Other long-term obligations                             (575)            (545)
Funds on deposit with trustee                         61,694           (2,182)
Dividends:
    Common stock                                     (14,609)         (14,609)
    Preferred stock                                   (3,794)          (4,415)
                                                    --------          -------
Net Cash Used by Financing Activities                  9,315          (19,251)
                                                     -------           ------
Net Decrease (Increase) in Cash                      (17,914)          19,321
Cash and cash equivalents, beginning of period        20,841            8,307
                                                      ------          -------
Cash and cash equivalents, end of period           $   2,927          $27,628
                                                    ========           ======

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

     Supplemental Cash Flow Disclosure - Cash paid for the six months ended June 30, 1998 and 1997 for interest, net of amounts capitalized, amounted to $24.0 million and $22.7 million, respectively. Income taxes paid amounted to $2.6 million and $7.2 million for the six months ended June 30, 1998 and 1997. The Company incurred no new capital lease obligations in either period.

     Stock-Based Compensation - The Company accounts for employee stock-based compensation in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and recommends the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied. The Company has not elected to adopt the expense recognition provisions of SFAS No. 123. Under the Company's Long-Term Incentive Plan, stock options were granted in the second quarter of 1998 with an exercise price equal to the fair market value on the date of the grant; therefore, no expense recognition is required. Contingently issuable performance shares were granted in 1997 and 1998. Both have a three-year cycle and are being accrued accordingly.

                                                   1977        1998

      Options granted                                 -      253,925
      Performance Shares*                        64,762       70,204

      *Accrue over a 3-year cycle.

     Earnings per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share ("EPS"). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount.

     Stock options and performance shares granted to date under the Company's long-term incentive plan resulted in potential incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

     Impact of New Accounting Standards - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The new standard applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier adoption encouraged. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. The Company anticipates that adoption of these standards will not have a significant impact on its financial statements.

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

     The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $31.4 million as of June 30, 1998, and under its Power Contract and Additional Power Contract with Maine Yankee the Company is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for a total estimated cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. Through June 30, 1998, Maine Yankee had collected approximately $214.1 million for its decommissioning obligations.

     On November 6, 1997, Maine Yankee submitted its new estimate to the FERC as part of a rate proceeding reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. Under the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. Overall operations and maintenance expenses have been reduced, however, due to workforce reductions and other results of the permanent shutdown. On January 14, 1998, the FERC issued an order accepting for filing the rates associated with the amended Power Contracts, made them effective January 15, 1998, subject to refund, and ordered that a public hearing be held on the prudence of the Plant shut-down decision and on the proposed rate amendments. The prudence issue is being contested vigorously by several intervenors, including the MPUC and the Maine Office of the Public Advocate. The hearing in the FERC rate proceeding is currently scheduled to begin in the first quarter of 1999. The Company cannot predict the outcome of the proceeding.

     On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38-percent share would be approximately $353 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic Electric Company ("Yankee Atomic") nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and as of June 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and corresponding liability in the amount of $307.5 million, which is the $353 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

     The MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. Among the report's conclusions were that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent" and that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", and that the decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. Based on preliminary indications, the Company expects the second phase of the report would recommend additional disallowances. The Company does not know how the MPUC plans to use the consultant's report, but believes the report's negative conclusions are unfounded and may be contradictory.

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

     Connecticut Yankee - On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant for economic reasons, and to decommission the plant. The Company has a 6-percent equity interest in Connecticut Yankee, totaling approximately $6.0 million at June 30, 1998. Based on cost estimates provided by Connecticut Yankee, the Company determined its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $34.2 million and has recorded a regulatory asset and corresponding liability in that amount on its consolidated balance sheet. The Company is currently recovering through rates an amount adequate to recover these expenses.

     Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. The Company estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $10.7 million. This estimate has been recorded by the Company as a regulatory asset and a liability on the Company's balance sheet. As part of the MPUC's decision in the Company's 1993 base-rate case, the Company's current share of costs related to the deactivation of Yankee Atomic is being recovered through rates.

     Millstone Unit No. 3 - The Company has a 2.5 percent direct ownership interest in Millstone Unit No. 3, which is operated by Northeast Utilities. This facility was off-line from April 1996 to July 1998 due to NRC concerns regarding license requirements. For a discussion of a lawsuit and arbitration claim filed by the Company and other minority owners of Millstone Unit No. 3 against the operators of the unit, see "Millstone Unit No. 3 Litigation," below.

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

     The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. The Company cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At June 30, 1998, the liability recorded by the Company for its estimated environmental remediation costs amounted to $2.6 million, which management has determined to be the most probable amount within the range of $2.6 million to $8.0 million. Such costs may be higher if the Company is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

     Millstone Unit No. 3 Litigation - On August 7, 1997, the Company and other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. The Company cannot predict the outcome of the litigation and arbitration.

     Proposed Federal Income Tax Adjustments - On September 3, 1997, the Company received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of the Company's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, the Company received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of the Company's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the Alternative Rate Plan ("ARP") effective January 1, 1995. The second major adjustment would disallow the Company's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by the Company in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through June 30, 1998, amounted to $16.0 million, or a decrease in net income of $9.5 million, and which could increase interest expense approximately $453,000 thousand per month until either the tax deficiency is paid or the issues are resolved in favor of the Company, in which case no interest would be due. If the IRS were to prevail, the Company believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. The Company believes its tax treatment of the unresolved issues was proper and as a result the potential interest has not been accrued. On December 10, 1997, the Company filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. The Company plans to seek review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute can be resolved in advance of a court determination. Absent such a resolution, the Company plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

     Joint Venture - The Company and New York State Electric & Gas Corp. ("NYSEG") have entered into a joint-venture agreement to distribute natural gas to many Maine communities that are not now served with that fuel. On July 24, 1998, the MPUC authorized the provision of such service by the joint venture. If a further Securities and Exchange Commission approval is obtained and sufficient customer interest is expressed to make it economically feasible, a new company owned equally by the Company and NYSEG would be in a position to offer gas in the Augusta and Bangor areas, and in other communities including Bath, Bethel, Brunswick, Windham, Rumford, and Waterville

 3.   Regulatory and Legislative Matters

     Alternative Rate Plan - On January 1, 1995, the Company's ARP was put into effect. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of the Company's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC is continuing to regulate the Company's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the Company will continue to apply the provisions of SFAS No. 71 to its accounting transactions and its future financial statements. See "Meeting the Requirements of SFAS No. 71," below.

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

     The sharing mechanism may adjust the subsequent year's July price-cap change in the event the Company's earnings are outside a range of 350 basis points above or below the Company's allowed return on equity (starting at the 10.55% allowed return in 1995) and indexed annually for changes in capital costs. Outside that range, profits and losses could be shared equally by the Company and its customers in computing the price-cap adjustment. This feature commenced with the price-cap change of July 1, 1996. The ROE used for earnings sharing was increased to 11.5% effective with the July 1999 price change.

     The ARP also provides for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, and penalties for failure to attain customer-service and energy-efficiency targets. The ARP also generally defines mandated costs that would be recoverable by the Company notwithstanding the index-based price cap. To receive such treatment, the annual revenue requirement related to a mandated cost must exceed $3 million and have a disproportionate effect on the Company or the electric-power industry.

     On May 13, 1998, the Company submitted its final 1998 ARP compliance filing to the MPUC. In keeping with its pledge of limiting increases to the inflation index, the Company voluntarily limited its request to 1.78%, which was the inflation rate for 1997 under the ARP. The Company also proposed a rate reduction of ten percent contingent on the consummation of the Company's planned sale of generating assets late in the year. The filing also contained information on the costs of restoring service to the Company's customers after the January ice storm, as required by an earlier MPUC order allowing the Company to defer those costs. Subsequent to the May 13 filing, the Company stipulated, and the MPUC subsequently approved, effective July 11, 1998, a 1.33% increase. The amount of the increase could change, based on the outcome of the pending FERC proceeding related to the permanent shutdown of the Maine Yankee plant. Depending on FERC's decision, the price increase could increase or decrease, ranging from a ceiling of 1.78% to a floor of 0.22%.

     The components of the last three ARP price increase approved by the MPUC are as follows:

                                            1998         1997         1996
                                            ----         ----         ----

 Inflation Index                            1.78%         2.12%        2.55%
 Productivity Offset                       (1.00)        (1.00)       (1.00)
 Qualifying Facility Offset                 (.29)         (.42)          -
 Earnings Sharing                           1.12            -           .32
 Flowthrough and Mandated Items             (.28)          .40         (.61)
                                            ----         -----         -----
                                            1.33%         1.10%        1.26%
                                            ====          ====         ====

     Industry Restructuring and Strandable Costs - Legislation that will restructure the electric-utility industry in Maine by March 1, 2000, was enacted by the Maine Legislature in May 1997. A departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

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

     Restructuring Legislation and MPUC Proceeding - The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. The MPUC is conducting the proceeding that will determine the Company's stranded costs and corresponding revenue requirements and has scheduled completion of the proceeding for the first quarter of 1999. On December 5, 1997, the Company filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an estimate of its strandable costs. The Company estimated its strandable costs at approximately $1.3 billion. On February 10, 1998, the Company reduced its estimate of strandable costs to $0.8 billion to reflect the anticipated sale of its generating assets later in the year. The Company cannot predict the results of the MPUC proceeding.

     Recovery of nuclear-plant decommissioning costs as required by federal law, rule or order, will be funded through transmission-and-distribution utility rates and charges. In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct any substantial inaccuracies in the year 2003 and at least every three years thereafter.

     Upon the commencement of retail access on March 1, 2000, the Company, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with the Company would be allowed to sell electricity outside the Company's service territory without limitation as to amount, but within the Company's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within the Company's service territory, as determined by the MPUC. On June 30, 1998, the MPUC approved the creation of such an affiliated energy provider, subject to certain conditions designed to eliminate any market advantage the new company might gain through its affiliation with the Company

     Agreement for Sale of Company's Generation Assets - On January 6, 1998, the Company announced that it had reached agreement to sell all of its hydro-fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash to Florida-based FPL Group. The related book value for these assets is approximately $221 million at December 31, 1997. In addition, as part of its agreement with FPL Group, the Company entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000.

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

     The sale is subject to various closing conditions, including the approval of state and federal regulatory agencies, which the Company expects to extend into the last quarter of 1998, and is subject to consents or covenant waivers from certain of the Company's lenders. The Company is pursuing the necessary regulatory approvals, consents and waivers, but cannot predict whether or in what form they will be obtained.

     Storm Damage to Company's System - On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck the Company's service territory, causing power outages for approximately 280,000 of the Company's 528,000 customers, and substantial widespread damage to the Company's transmission and distribution system. To restore its electrical system, the Company supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. The incremental costs of the repair effort totaled approximately $51 million, most of which is labor-related.

     On January 15, 1998, the MPUC issued an Order (the "Order") allowing the Company to defer on its books the incremental non-capital costs associated with the Company's efforts to restore service in response to the damage resulting from the storm. The Order requires the Company, as part of its annual filing under its ARP, to file information on the amounts deferred under the Order and to submit a proposal as to how the costs associated with the Order should be recovered under the ARP. In the ARP filing the Company stated that once the final cost of the storm was determined and the status of federal assistance was finalized the Company would propose a plan for recovery of its costs. Based on the MPUC order, potential federal assistance and/or collection in rates, the Company has deferred approximately $51 million in storm-related costs as of June 30, 1998. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million in storm-damage cost reimbursement for electric utilities The Company cannot predict what portion of its ice storm-related costs it will recover from the Congressional appropriation or from its customers.

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

 4.   Financing

     At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program is being implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. During the second quarter, the Company issued variable rate medium-term notes totaling $57 million in principal amount. Notes in the amount of $10 million matured during the quarter. As of June 30, 1998, $150 million of medium-term notes were outstanding.

     On April 1, 1998, the Company redeemed all of the outstanding 300,000 shares of its Preferred Stock 7-7/8% Series at a redemption price of $100 per share. No accrued dividends were paid on the preferred stock since the redemption date was a regular dividend payment date. On April 15, 1998, the Company paid at maturity its $25 million principal amount of Series U 7.54% Bonds.

     On April 30, 1998, the Company deposited $30.6 million with the trustee under the provisions of the Company's General and Refunding Mortgage Indenture making a total of $31.3 million then on deposit. Utilizing these funds on June 15, 1998, the Company redeemed $31.3 million, of the outstanding $75 million principal amount of its Series P 7.66% Bonds due 2000, at a redemption price of par value plus accrued interest. On June 8, 1998, the Company repurchased through a tender offer 116,175 shares of its 7.99% Preferred Stock ($100 par value) for a purchase price of $108 per share.

 5.   Purchase Power Contract

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


 6.   Fiber Optic Network

     The Company, largely through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), the successor of FiveCom, Inc., and is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 900 route miles, or more than 60,000 fiber miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of the Company's in Maine and some owned by Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of June 30, 1998, NEON had completed construction of approximately 295 route miles, or 19,500 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

     On August 5, 1998, NEON completed initial public offerings of $54.0 million of common stock and $180.0 million of senior notes, and the Company, as part of the common-stock offering, sold some of its shares in NEON for proceeds of approximately $3.4 million. In addition, with some of the proceeds of the offering NEON repaid approximately $18 million the Company had advanced under an earlier construction loan agreement. The Company believes there is a growing need for such a fiber optic network in the Northeast and that NEON's outside financing will provide substantial assistance in completing construction of the network, but cannot predict the results of this venture.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Note RE Forward-Looking Statement
This Report on Form 10-Q contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

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

Operating Results
Net income was $1.6 million for the second quarter of 1998 compared to a loss of $2.5 million for the corresponding period in 1997. Year-to-date net income was $19.9 million versus $13.5 million for the 1997 period. The 1998 results have benefited from reduced operating costs for the Company's 38-percent share of the Maine Yankee Plant and lower fuel costs due to the expiration of a high-cost contract for non-utility energy. Earnings applicable to common stock were $0.6 million or $0.02 per share for the second quarter of 1998 compared to a loss of $4.7 million or $0.15 per share for the comparable period in 1997. Year-to-date earnings applicable to common stock were $17.0 million or $0.52 per share in 1998 and $9.1 million or $0.28 per share in 1997.

Service-area   sales  of   electricity   totaled   approximately   2.19  billion
kilowatt-hours in the second quarter of 1998, down slightly from the 2.23 billion kilowatt-hour level of a year ago.



                               Service Area Kilowatt-hour Sales (Millions of KWHs)
                                              Period Ended June 30,

                                 Three                                           Six
                                 Months                                        Months
                            1998           1997        % Change          1998            1997         % Change
                            ----           ----        --------          ----            ----         --------

Residential                 648.1          657.1          (1.4)%        1,391.3          1,465.0        (5.0)%
Commercial                  615.5          585.2           5.2          1,236.5          1,236.9         0.0
Industrial                  868.2          931.6          (6.8)         1,714.2          1,857.2        (7.7)
Other                        57.2           52.4           9.1            117.8            111.8         5.3
                        ---------      ---------                       --------         --------
                          2,189.0        2,226.3          (1.7)%        4,459.8          4,670.9        (4.5)%
                          =======        =======                        =======          =======


     The changes in service area kilowatt-hour sales reflect the following:

     Kilowatt-hour sales to residential customers decreased by 1.4 percent in the second quarter and decreased by 5.0 percent for the six-month period compared to 1997. The decrease in residential sales was due primarily to mild temperatures during the first six months of 1998, largely in the first quarter, and the loss of sales due to the January 1998 ice storm. Usage per customer was down 5.9 percent for the six months ended June 30, 1998.

     Commercial kilowatt-hour sales increased by 5.2 percent in the second quarter, bringing the year-to-date June 30, 1998 sales in line with the June 30, 1997 sales. The increase was due primarily to increased demand in the retail and service sectors.

     Industrial kilowatt-hour sales decreased by 6.8 percent in the second quarter and by 7.7 percent for the six months ended June 30, 1998, compared to 1997. This was due primarily to the closing of two pulp and paper mills and the expiration of a buy/sell contract with a third paper mill. The pulp-and-paper sector accounts for approximately 56 percent of the industrial sales category.

MEPCO's electric sales and transmission revenues from New England utilities other than the Company amounted to $0.6 million and $4.3 million in the second quarters of 1998 and 1997, respectively. In the earlier period MEPCO recorded revenue and expense for power sales and purchases on behalf of other utilities, as well as the related transmission revenues, whereas in 1998 it started recording only the transmission revenues. Under new transmission rules in effect the sellers and purchasers of the power transmitted by MEPCO deal directly with each other and MEPCO provides only the transmission service.

Purchased power-energy expense decreased by $9.4 million and $29.0 million in the first three and six months, respectively, of 1998 compared to 1997. The decrease is due primarily to the expiration of a contract with a major non-utility generator in October of 1997.

Purchased power-capacity expense decreased $5.7 million and $14.5 million in the first three and six months, respectively, of 1998 compared to 1997, due to the permanent shutdown of the Maine Yankee plant in August 1997.

Maintenance expense increased $4.0 million for the six months ended June 30, 1998 compared to 1997. This increase was due primarily to the first quarter, in which operations personnel worked in a maintenance capacity during the ice storm. The corresponding decrease to operations expense was offset by increases in pension and benefits, general expense and outside services, and transmission expense in the first quarter of 1998.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $5.2 million and $7.6 million for the three and six-month period ended June 30, 1998 compared to 1997, as a result of higher pre-tax earnings for the six months ended June 30, 1998, when compared to 1997.

Property taxes decreased by $1.1 million in the second quarter of 1998 compared to 1997 due to a refund from the town of Yarmouth based on previous over assessments of property values.

Equity in Earnings of Associated Companies decreased by $2.3 million in the first half of 1998 compared to 1997, primarily due to losses recognized due to start-up costs of Northeast Optic Network, Inc., a telecommunications subsidiary. See "Expansion of Lines of Business" below for further discussion.

Other Income decreased by $2.6 million in the first half of 1998 as compared to 1997, primarily due to excess expenses over revenues associated with a non-regulated division of the Company. As a result there was a decrease in income tax expense on other income.

Other interest expense increased by $1.7 million during the first half of 1998 compared to 1997. The increase was due primarily to higher levels of borrowing on the bank revolving credit facility to meet working capital needs.

In July 1997, the Company redeemed $14 million of its 8 7/8% Series Preferred Stock at par, under the mandatory and optional sinking-fund provisions of that series. This reduced dividends by approximately $621 thousand in the first half of 1998 compared to 1997. On April 1, 1998 the Company redeemed all of its 7 7/8% Preferred Stock ($30 million), reducing dividends by approximately $591 thousand in the second quarter of 1998 compared to 1997. On June 8, 1998, $11.6 million par value of the outstanding 7.99% Preferred Stock was redeemed, reducing dividends by approximately $232 thousand in the second quarter of 1998 compared to 1997. On July 1, 1998, the Company redeemed the final $7 million of its 8 7/8 Preferred Stock under the mandatory sinking-fund provision.

"Year 2000" Computer Issues
As the year 2000 approaches, most large companies are facing a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The Company began the process of identifying the changes required to their computer programs and hardware during the year 1996. The majority of the necessary modifications to the Company's centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The review and assessment of non-centralized systems and equipment should be completed during third quarter of 1998. Some additional remediation work has been identified in the non-centralized areas. The Company believes it will incur approximately $3.4 million of costs associated with making the necessary modifications identified to date to both the centralized and non-centralized systems. As of June 30, 1998, approximately $2.0 million of costs have been incurred. Although the Company has requested compliance information from all vendors and suppliers, it cannot predict the extent of its vulnerability to third parties' noncompliance and their failure to remediate year 2000 issues.

Liquidity and Capital Resources
Increases in the Company's retail rates are limited by the Company's ARP. For a discussion of the ARP, including a 1.33-percent rate increase effective July 11, 1998, and the possibility of a ten-percent rate reduction contingent on the consummation of the Company's planned sale of generating assets later in the year, see Note 3, "Regulatory and Legislative Matters" - "Alternative Rate Plan."

Approximately $86.0 million of cash was provided during the first half of 1998 from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $71.9 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities.



Investing activities, primarily construction expenditures, utilized $23.2 million in cash during the first half of 1998 for generation, transmission, distribution, and general construction expenditures in addition to $18.1 million the Company invested primarily in its associated companies. In order to accommodate existing and future loads on its electric system the Company is engaged in a continuing construction program. The Company's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, the timing of its divestiture of its generating assets, customer growth and general business conditions. The ultimate nature, timing and amount of financing for the Company's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

During the first half of 1998, dividends paid on common stock were $14.6 million, while preferred-stock dividends utilized $3.8 million of cash.

On April 30, 1998, the Company deposited $30.6 million with the trustee under the provisions of its General and Refunding Mortgage Indenture, making a total of $31.3 million on deposit. Under the Indenture such cash may be applied, at any time at the direction of the Company, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption on the principal amount of the bonds being redeemed. On June 15, 1998, the Company redeemed $31.3 million of the outstanding $75 million principal amount of its Series P 7.66% Bonds due 2000, at a redemption price equal to their principal amount plus accrued interest. Such cash may also be withdrawn by the Company by substitution of allocated property additions or available bonds.

On April 1, 1998, the Company redeemed all of the outstanding 300,000 shares of its Preferred Stock 7 7/8% Series at a redemption price of $100 per share. No accrued dividends were paid on the preferred stock since the redemption date was a regular dividend payment date. On April 15, 1998 the Company paid at maturity its $25 million principal amount of Series U 7.54% Bonds. On June 8, 1998 the Company repurchased through a tender offer 116,175 shares of its 7.99% Preferred Stock ($100 par value) for a purchase price of $108 per share and on July 1 the Company redeemed the last $7 million of its 8 7/8% Preferred Stock through the mandatory sinking fund. On August 15, 1998, the Company's Series S 6.03% Bonds ($60 million principal amount) will mature.

At the annual meeting of the stockholders of the Company on May 15, 1997, the holders of the Company's outstanding preferred stock consented to the issuance of $350 million in principal amount of the Company's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program was implemented to increase the Company's financing flexibility in anticipation of restructuring and increased competition. During the second quarter, the Company on May 1 issued a one-year medium-term note in the principal amount of $47 million, on June 18 a one-year medium-term note in the principal amount of $10 million, on July 28 a one-year medium-term note in the principal amount of $10 million and on August 12, a one-year medium-term note in the principal amount of $10 million. This, after reflecting maturities of $10 million, raises the total outstanding to $170 million as of August 13, 1998, which would permit the issuance of an additional $330 million of such notes under the program.

To support its short-term capital requirements, on October 23, 1996, the Company entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement has two credit facilities: a $75 million, 364-day revolving credit facility that currently matures on October 21, 1998, and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Both credit facilities require annual fees on the total credit lines. The fees are based on the Company's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded based upon of the Company's past credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The Company had $78.5 million in outstanding notes as of June 30, 1998 under the credit facilities.

On August 5, 1998, the MPUC approved the Company's application to purchase up to 11 million shares of its outstanding common stock over a three-year period, with a limitation of three million shares that may be repurchased prior to the closing of the sale of the Company's generating assets. The amount of any stock purchases and their timing will depend on the need for equity in the Company's capital structure, investment opportunities and other considerations. The Company has not yet adopted a formal stock-purchase plan.

On April 3, 1998, the Company agreed to buy out a power-purchase contract with the owner of a non-utility generator who had operated a 20-megawatt wood-fired generator associated with a paper mill that was being closed. The Company paid the owner approximately $22.5 million on May 1, 1998, and expects to save approximately $3.5 million per year to the end of the contract's term in mid-2004.

Effective July 28, 1998, the Company replaced a purchased power contract for energy from a wood-fired plant in Stratton, Maine. The old contract was terminated and a new agreement for 45 megawatts at lower rates was entered into, which is estimated to save the Company over $28 million in net present value over the contract's term through August 2009.

Storm Damage to Company's System - On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck the Company's service territory, causing power outages for approximately 280,000 of the Company's 528,000 customers, and substantial widespread damage to the Company's transmission and distribution system. To restore its electrical system, the Company supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. The Company's incremental costs of the repair effort totaled approximately $51 million, most of which is labor-related.

On January 15, 1998, the MPUC issued an Order (the "Order") allowing the Company to defer on its books the incremental non-capital costs associated with the Company's efforts to restore service in response to the damage resulting from the storm. The Order requires the Company, as part of its annual filing under the ARP, to file information on the amounts deferred under the Order and to submit a proposal as to how the costs associated with the Order should be recovered under the ARP. In the ARP filing the Company stated that once the final cost of the storm was determined and the status of federal assistance was finalized the Company would propose a plan for recovery of its costs. Based on the MPUC order, potential federal assistance and/or collection in rates, the Company has deferred approximately $51 million in storm related costs as of June 30, 1998. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million in storm-damage cost reimbursement for electric utilities. The Company cannot predict what portion of its ice storm-related costs it will recover from the Congressional appropriation or from its customers.

Permanent Shutdown of Maine Yankee Plant
On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Plant had experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

Recent Operating History - The Plant provided reliable and low-cost power from the time it commenced operations in late 1972 to 1995. Beginning in early 1995, however, Maine Yankee encountered various operational and regulatory difficulties with the Plant. In 1995, the Plant was shut down for almost the entire year to repair a large number of steam generator tubes that were exhibiting defects. Shortly before the Plant was to go back on-line in December 1995, a group with a history of opposing nuclear power released an undated, unsigned, anonymous letter alleging that in 1988 Yankee Atomic (then an affiliated consultant of Maine Yankee) and Maine Yankee had used the results of a faulty computer code as a basis to apply to the NRC for an increase in the Plant's power output. In response to the allegation, on January 3, 1996, the NRC issued a Confirmatory Order that restricted the Plant to 90 percent of its licensed thermal operation level, which restriction was still in effect when the Plant was permanently shut down.

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

Costs - The Company has incurred substantial costs in connection with its 38-percent share of Maine Yankee costs. In 1997 such costs amounted to approximately $132.3 million for the Company: $72.8 million due to basic operations and maintenance costs, $54.0 million due to replacement power costs and $5.5 million associated with incremental costs of operations and maintenance. The Maine Yankee Board's decision to close the Plant mitigated the costs the Company would otherwise have incurred through a phasing down of Maine Yankee's operations and maintenance costs, with substantial reductions in Maine Yankee's workforce having been implemented and further reductions planned, but did not reduce the need to buy replacement energy and capacity. The Company expects its share of Maine Yankee operations and maintenance costs to be approximately $48 million in 1998, based on information provided by Maine Yankee. The amount of costs for replacement energy and capacity varies based on the Company's power requirements and market conditions. The impact of the nuclear-related costs on the Company was the major obstacle to achieving satisfactory results in 1997, despite the approximately $75 million in annual Maine Yankee-related costs embedded in the determination of the Company's required revenues for ratemaking purposes and despite success in controlling other operating costs.

The Company's 38-percent ownership interest in Maine Yankee's common equity amounted to $31.4 million as of June 30, 1998, and under Maine Yankee's Power Contracts and Additional Power Contracts, the Company is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for an estimated total cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. On June 30, 1998, the balance in the Maine Yankee decommissioning fund was $214.1 million. On November 6, 1997, Maine Yankee submitted the new estimate (adjusted to $507.2 million) to the FERC as part of its rate case reflecting the fact that the Plant was no longer operating and had entered the decommission-ing phase. If the FERC finally accepts the new estimate as filed, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36.4 million per year.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 38-percent share would be approximately $353 million. The legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and as of June 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $307.5 million, which is the $353 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

Management Audit - On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant, and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company believes the report's negative conclusions are unfounded and may be contradictory. The Company has been charging its share of the Maine Yankee expenses to income, and under the ARP has requested only price increases that were below the applicable rate of inflation. The Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC and the Maine Office of the Public Advocate ("OPA") are actively participating, while indicating that the MPUC's consultant would continue its extended review. Based on preliminary indications, the Company expects the consultant's recommendations resulting from its extended review would call for additional disallowances, which Maine Yankee has said it would expect to contest vigorously.

Maine Yankee Debt Restructuring and FERC Rate Proceeding - Maine Yankee entered into agreements in August 1997 with the holders of its outstanding First Mortgage Bonds and its lender banks (the "Standstill Agreements") under which the bondholders and banks agreed that they would not assert that the August 1997 voluntary permanent shutdown of the Plant constituted a covenant violation under Maine Yankee's First Mortgage Indenture or its two bank credit agreements. Maine Yankee's rate filing with the FERC requested an effective date of January 15, 1998, for the amendments to Maine Yankee's Power Contracts and Additional Power Contracts, which revise Maine Yankee's wholesale rates and clarify and confirm the obligations of Maine Yankee's sponsors to continue to pay their shares of Maine Yankee's costs during the decommissioning period.

On January 14, 1998, the FERC issued an "Order Accepting for Filing and Suspending Power Sales Contract Amendment, and Establishing Hearing Procedures" (the "FERC Order") in which the FERC accepted for filing the rates associated with the amended Power Contracts and made them effective January 15, 1998, subject to refund. The FERC also granted intervention requests, denied the request of an intervenor group to summarily dismiss part of the filing, and ordered that a public hearing be held concerning the prudence of Maine Yankee's decision to shut down the Plant and on the justness and reasonableness of Maine Yankee's proposed rate amendments. The prudence issue is being pursued vigorously by several intervenors, including the MPUC and the OPA. The hearing in the FERC rate proceeding is currently scheduled to begin in the first quarter of 1999. The Company cannot predict the outcome of the FERC proceeding.

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

Other Maine Yankee Shareholders - Higher nuclear-related costs are also affecting the financial condition of other stockholders of Maine Yankee in varying degrees. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default. The Company cannot predict, however, what effect, if any, the financial and regulatory difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

Rating Agency Actions
On February 20, 1998, Duff & Phelps Credit Rating Co. ("D&P") reaffirmed and placed on Rating Watch - Up the debt ratings of the Company. On January 6, 1998, Standard & Poor's Corp. ("S&P") placed the Company's credit ratings on Credit Watch with positive implications. Also on January 6, 1998, Moody's Investors Service ("Moody's") confirmed the Company's senior secured debt rating, while also revising the rating outlook to stable from negative. The credit rating agencies' actions were in response to the Company's announcement of its agreement to sell its generation assets to FPL Group, Inc. and its plan for divestiture. On May 26, 1998, S&P upgraded its rating, citing improvements in the Company's business risk profile, and expectations of financial strengthening. The current ratings assigned the Company's securities by the three major securities-rating agencies are shown below:

                   Mortgage         Unsecured        Commercial       Preferred
                     Bonds            Notes             Paper           Stock

S&P                 BBB+              BB+               A3              BB+
Moody's             Baa3              Ba1               P3              ba1
D&P                 BBB-              BB+               D3              BB

Restructuring Legislation and MPUC Proceeding
The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution companies continuing to be regulated by the MPUC. The MPUC is conducting the proceeding that will determine the Company's stranded costs and corresponding revenue requirements, and has scheduled completion of the proceeding for the first quarter of 1999. On December 5, 1997, the Company filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an estimate of its strandable costs, which are to be defined by the MPUC later in the proceeding. The Company estimated its strandable costs at approximately $1.3 billion and explained the assumptions underlying the estimate. On February 10, 1998, the Company reduced its estimate of strandable costs to $0.8 billion to reflect the anticipated sale of its generating assets later in the year. The Company cannot predict the results of the MPUC proceeding.

Recovery of nuclear-plant decommissioning costs as required by federal law, rule or order, will be funded through transmission-and-distribution utility rates and charges. In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct any substantial inaccuracies in the year 2003 and at least every three years thereafter.

Upon the commencement of retail access on March 1, 2000, the Company, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with the Company would be allowed to sell electricity outside the Company's service territory without limitation as to amount, but within the Company's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within the Company's service territory, as determined by the MPUC. On June 30, 1998, the MPUC approved the creation of such an affiliated energy provider, subject to certain conditions designed to eliminate any market advantage the new company might gain through its affiliation with the Company


Agreement for Sale of Company's Generation Assets
On January 6, 1998, the Company announced that it had reached agreement to sell all of its hydro-fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash to Florida-based FPL Group. The related book value for these assets is approximately $221 million at December 31, 1997. In addition, as part of its agreement with FPL Group, the Company entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000.

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

The sale is subject to various closing conditions, including the approval of state and federal regulatory agencies, which the Company expects to extend into the last quarter of 1998, and is subject to consents or covenant waivers from certain of the Company's lenders. The Company is pursuing the necessary regulatory approvals, consents and waivers, but cannot predict whether or in what form they will be obtained.

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

Proposed Formation of Holding Company
To prepare further for the restructured electric utility industry contemplated by the legislation, on December 8, 1997, the Company filed an application with the MPUC for authorization to create a holding company that would have as subsidiaries the Company (ultimately as a transmission and distribution utility), the Company's existing non-utility subsidiaries and other entities. The Company believes that a holding company structure will facilitate the Company's transition to a partially deregulated electricity market that is scheduled to open access to electricity for Maine consumers beginning on March 1, 2000. Since competing as an electric energy provider in that market as of that date will require the creation of an energy company that is legally separate from the Company, the Company also proposed the creation of such an energy marketing affiliate in the MPUC filing.

On May 1, 1998, the MPUC approved the creation of the holding company (to be called "CMP Group, Inc."), the conversion and exchange of all the outstanding shares of the Company's common stock into an equal number of shares of the holding company's common stock, the transfer of the stock of certain wholly-owned non-utility subsidiaries of the Company to the holding company, and other related requests of the Company necessary to carry out the reorganization. The MPUC granted the approvals subject to several conditions that the Company believes are reasonable. The Company's shareholders approved the reorganization on May 21, 1998. On June 30, 1998 the MPUC approved the creation of the energy marketing affiliate of the Company and resolved related issues that had been deferred earlier in the proceeding. The FERC approved the reorganization on July 16, 1998, the Connecticut Department of Public Utility Control on August 5, 1998, and the SEC on August 12, 1998, which was the last regulatory approval required prior to implementation of the reorganization by the Company.

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

Expansion of Lines of Business
General - The Company is preparing for competition by expanding its business opportunities through subsidiaries that capitalize on core competencies. One subsidiary, MaineCom Services, arranges fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned accounts receivable management subsidiary. Another wholly-owned subsidiary, CMP International Consultants, provides utility consulting (domestic and international) and research, and engineering and environmental services. The 100-percent owned Union Water Power Company provides management of rivers and recreational facilities, locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, and utility construction services. These subsidiaries, which the Company plans to transfer to the proposed holding company, often utilize skills of former Company employees and regularly compete for business with other companies. In addition, a division of the Company is focusing on retail competition by developing effective marketing techniques and energy-efficient services and products.

Natural  Gas   Distribution  -  The  Company  and  NYSEG  have  entered  into  a joint-venture agreement to distribute natural gas at retail in many Maine communities that are not currently served with that fuel. The Company and NYSEG propose to offer natural-gas service in several areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Bethel, Windham and Waterville areas. None of the 60 towns in those areas currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by the Company and MEPCO under agreements entered into on March 16, 1998. On July 24, 1998, the MPUC authorized the joint venture to serve the areas it had applied to serve. The new company would face competition from a new gas utility affiliated with Bangor Hydro-Electric Company in the Bangor area and in the Bath-Brunswick area, from an existing gas utility, Northern Utilities, Inc., which has been serving other areas of Maine, including the Portland and Lewiston-Auburn areas. The Company is evaluating the opportunity to be a provider of natural gas to Maine customers, and the economics thereof, including monitoring progress of the planned pipelines and competitive considerations.

Fiber Optic Network - The Company, largely through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), the successor of FiveCom, Inc., and is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 900 route miles, or more than 60,000 fiber miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of the Company's in Maine and some owned by Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of June 30, 1998, NEON had completed construction of approximately 295 route miles, or 19,500 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

On August 5, 1998, NEON completed initial public offerings of $54.0 million of common stock and $180.0 million of senior notes, and the Company, as part of the common-stock offering, sold some of its shares in NEON for proceeds of approximately $3.4 million. In addition, with some of the proceeds of the offering NEON repaid approximately $18 million the Company had advanced under an earlier construction loan agreement. The Company believes there is a growing need for such a fiber optic network in the Northeast and that NEON's outside financing will provide substantial assistance in completing construction of the network, but cannot predict the results of this venture.

Environmental Matters
The Company assesses compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At June 30, 1998, the Company had an accrued liability of $2.6 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 2, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion of this matter.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk through the use of fixed rate and variable rate debt and preferred securities as sources of capital.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Shareholder Suit - On September 25, 1997, a lawsuit was filed in the United States District Court for the Southern District of New York by a New Jersey resident claiming to be a shareholder of the Company against the current members of the Company's board of directors, including the President and Chief Executive Officer of the Company, and three former directors. The complaint contains a derivative claim that the defendants recklessly mismanaged the oversight and operation of the Maine Yankee Plant and an individual claim that the defendants failed to make timely and adequate disclosures of information in connection with issues surrounding the Plant. The complaint does not seek damages against the Company, but requests that the defendants disgorge the compensation they received during the period of alleged mismanagement, pay to the Company costs incurred allegedly as a result of the claimed actions, and cause the Company to take steps to prevent such actions.

The defendants moved to dismiss the suit for failure of the plaintiff to make a pre-suit demand on the Company's board of directors, as required by Maine law, and on February 18, 1998, the suit was dismissed. On April 2, 1998, the Company received such a demand from the plaintiff, which is under consideration by the board. The Company believes the plaintiff's claim is without merit.

Regulatory Matters - For a discussion of certain significant regulatory matters affecting the Company, including those related to the permanent shutdown of the Maine Yankee Plant, as well as electric-utility restructuring, an MPUC proceeding that will determine the Company's stranded costs and related matters, and the proposed reorganization of the Company into a holding-company structure, see Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Permanent Shutdown of Maine Yankee Plant", "Restructuring Legislation and MPUC Proceeding," and "Proposed Formation of Holding Company," which are incorporated herein by reference.

Tax Appeal - For a discussion of the Company's appeal of two significant federal income tax adjustments proposed by the Internal Revenue Service see Note 2, "Commitments and Contingencies" - "Proposed Federal Income Tax Adjustments."

Environmental Matters - For a discussion of administrative and judicial proceedings concerning cleanup of hazardous waste sites see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. Through Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 21, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

Three matters were voted on at the meeting. One was the election of two directors to Class II of the Company's Board of Directors for a three-year term. Both nominees were elected, with the following vote tabulations:

Duane D. Fitzgerald
       Votes for -                                  2,661,833
       Votes withheld                                  79,321

David M. Jagger
       Votes for -                                  2,663,269
       Votes withheld                                  77,885

The two other matters voted on at the meeting were:

1. Approval of the appointment of Coopers & Lybrand L.L.P., Boston, Massachusetts (now PricewaterhouseCoopers LLP), as the Company's auditors for the year 1998. The appointment was approved, with the following vote tabulations:

       Votes for -                                   2,712,519
       Against -                                         9,415
       Abstentions -                                    19,160

2. A Company proposal to approve an Agreement and Plan of Merger reorganizing the Company into a holding company structure. The proposal was approved, with the following vote tabulations:

       Votes for -                                   2,238,529
       Against -                                        41,747
       Abstentions -                                    32,125
       Broker nonvotes -                               428,693

Item 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)          Exhibits. None.
      (b)Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of 1998 and thereafter to date.

                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CENTRAL MAINE POWER COMPANY
                                                        (Registrant)


Date: August 13, 1998      By
                                  /s/Michael W. Caron
                                  ------------------------------------------
                                  Michael W. Caron, Comptroller (Chief
                                  Accounting Officer)


                           By
                                  /s/David E. Marsh
                                  ------------------------------------------
                                  David E. Marsh, Chief Financial Officer
                                  (Principal Financial Officer and duly
                                  authorized officer)