Form 10-Q
period 1998-09-30
CENTRAL MAINE POWER CO
filed 1998-11-16
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
---

          For the quarterly period ended       September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                     to

Commission       Registrant, State of Incorporation,           I.R.S. Employer
File Number         Address, and Telephone Number            Identification No.

(Number applied for)             CMP GROUP, INC.                01-0519429
                     83 Edison Drive, Augusta, Maine  04336
                                 (207) 623-3521

   1-5139                  CENTRAL MAINE POWER COMPANY          01-0042740
                     83 Edison Drive, Augusta, Maine  04336
                                 (207) 623-3521

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to the filing requirements for at least the past 90 days.

         CMP Group, Inc.:                   Yes as to (1); No as to (2)
         Central Maine Power Company:       Yes   X    No

This combined Form 10-Q is separately filed by CMP Group, Inc., and Central Maine Power Company. Information contained herein relating to either individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant.

As of November 9, 1998, the number of shares of Common Stock outstanding for each registrant were as follows:

                            Registrant                             Shares

CMP Group, Inc., Common Stock, $5 Par Value                        32,442,552
Central Maine Power Company, Common Stock, $5 Par Value (All
   held by CMP Group, Inc.)                                        31,211,461

                                Table of Contents

                                                                         Page
                                                                        Number

Glossary                                                                    1

Part I.  Financial Information

Item 1 - Consolidated Financial Statements

CMP Group, Inc.
   Consolidated Statement of Earnings for the Three Months
   Ended September 30, 1998 and 1997                                        4

   Consolidated Statement of Earnings for the Nine Months
   Ended September 30, 1998 and 1997                                        5

   Consolidated Balance Sheet - September 30, 1998 and December 31, 1997:
     Assets                                                                 6
     Stockholders' Investment and Liabilities                               7

   Consolidated Statement of Cash Flows for the Nine Months
   Ended September 30, 1998 and 1997                                        8

Central Maine Power Company
   Consolidated Statement of Earnings for the Three Months
   Ended September 30, 1998 and 1997                                        9

   Consolidated Statement of Earnings for the Nine Months
   Ended September 30, 1998 and 1997                                       10

   Consolidated Balance Sheet - September 30, 1998 and December 31, 1997:
     Assets                                                                11
     Stockholders' Investment and Liabilities                              12

   Consolidated Statement of Cash Flows for the Nine Months
   Ended September 30, 1998 and 1997                                       13

Notes to Consolidated Financial Statements                                 14

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        28

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        43

Part II.  Other Information                                                44

Signatures                                                                 46

                                    GLOSSARY

The following abbreviations or acronyms are used in the text of this Form 10-Q as defined below:

            Term                                Definition

Form 10-K                      Annual Report on Form 10-K

ARP                            Alternative Rate Plan

APB                            Accounting Principles Board

Assigned                       Agreements   Maine  Yankee's   Power   Contracts,
                               Additional Power Contracts and Capital Funds Agreements, as amended, with its Sponsors.

Central Maine                  Central Maine Power Company, a regulated electric
                               utility and subsidiary of CMP Group.

Central                        Securities  Central  Securities  Corporation,   a
                               wholly owned subsidiary of Central Maine which owns and manages real estate.

CMP                            Group  CMP  Group,  Inc.,  is  the  newly  formed
                               holding company which owns all of the common stock of Central Maine Power Company, Union Water Power Company, MaineCom Services, CNEX, MainePower, TeleSmart and New England Gas Development.

CMP Group System               CMP Group and its  wholly-owned  and  directly
                               and  indirectly controlled subsidiaries.

CMP                            Natural   Gas  CMP   Natural   Gas,   L.L.C.,   a
                               limited-liability corporation owned by a subsidiary of CMP Group and Energy East to distribute natural gas in Maine.

CNEX A wholly owned subsidiary of CMP Group, (previously called CMP International Consultants), which provides utility consulting (domestic and international) and research.

Cumberland                     Securities Cumberland Securities  Corporation,  a
                               wholly owned subsidiary of Central Maine which owns and manages real estate.

Connecticut Yankee             Connecticut Yankee Atomic Power Company

D&P                            Duff & Phelps Credit Rating Co.

DOJ                            United States Department of Justice

Term                                Definition

EITF            Emerging Issues Task Force

Energy East     Energy East Corporation, the parent company of NYSEG effective
                May 1, 1998

EPS             Earnings per share

ERAM            Electric Revenue Adjustment Mechanism

FASB            Financial Accounting Standards Board

FERC            Federal Energy Regulatory Commission

Indenture       General and Refunding Mortgage Indenture between Central Maine and State Street Bank and Trust Company, Trustee, dated as of
                April 15, 1976, as amended and supplemented.

IPO             Initial Public Offering

IRS             United States Internal Revenue Service

ISA             Independent Safety Assessment conducted by the NRC

ISO             Independent System Operator

Kwh             Kilowatt-hour

MaineCom        MaineCom  Services,  a CMP Group subsidiary which
                arranges   fiber-optic   data  service  for  bulk
                carriers.

MainePower      A wholly owned  energy-marketing  subsidiary  of CMP Group created in September 1998.

MEPCO Maine Electric Power Company, Inc., a 78-percent owned subsidiary of Central Maine which owns a 345-KV transmission line from Wiscasset, Maine, to New Brunswick, Canada.

Moody's         Moody's Investors Service

MPUC            Maine Public Utilities Commission

Maine Yankee    Maine Yankee Atomic Power Company, a 38-percent owned subsidiary of Central Maine.

Term                                                   Definition

NEON Northeast Optic Network, Inc., a 38.5-percent owned subsidiary of MaineCom that is building a fiber optic network in New England and New York.

NEPOOL            New England Power Pool

NERC              North American Electric Reliability Council

NPCC              Northeast Power Coordinating Council

NRC               United States Nuclear Regulatory Commission

NYSEG New York State Electric & Gas Corporation, a utility subsidiary of Energy East.

NUG               Non-utility generator

New England Gas Development New England Gas Development Corporation, a wholly owned subsidiary of CMP Group created in September 1998 to hold a 50-percent ownership interest in CMP Natural Gas.

OI                Nuclear Regulatory Commission's Office of Investigations

OPA               Maine Office of the Public Advocate

Plant             Maine Yankee nuclear generating plant at Wiscasset, Maine

S&P               Standard & Poor's Corp.

SEC               Securities and Exchange Commission

SFAS              Statement of Financial Accounting Standards

Standstill        Agreements  Agreements  initially entered into in
                  August 1997 by Maine Yankee with the holders of its outstanding First Mortgage Bonds and its lender banks.

Telesmart         A wholly  owned  subsidiary  of CMP  Group  which
                  provides accounts receivable management.

Union Water       Union Water Power Company, a wholly owned subsidiary of CMP
                  Group.

Yankee Atomic     Yankee Atomic Electric Company

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

In the opinion of CMP Group, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1998, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended September 30, 1998 and 1997. CMP Group is the parent holding company of Central Maine, Union Water, MainePower, MaineCom and CNEX. Central Maine constitutes substantially all of CMP Group's assets, revenues and expenses. All nonutility operating transactions are included in other revenues and operating expenses in CMP Group's Consolidated Statement of Income.

                                 CMP Group, Inc.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                     For the Three Months
                                                                     Ended September 30,
                                                                      1998           1997

Electric Operating Revenues .................................   $    234,056    $    226,134
Other Non-Utility Revenues ..................................          2,875             202

        Total Revenues ......................................        236,931         226,336


Operating Expenses
     Fuel used for company generation .......................         10,393          10,105
     Purchased power - energy ...............................         89,238         100,656
     Purchased power - capacity .............................         22,617          29,300
     Other operation ........................................         55,037          52,268
     Maintenance ............................................         11,441           8,729
     Depreciation and amortization ..........................         14,057          13,536
     Federal and state income taxes .........................          6,295          (1,562)
     Taxes other than income taxes ..........................          7,680           7,210

Total Operating Expenses ....................................        216,758         220,242

Equity In Earnings Of Associated Companies ..................           (741)          1,040

Operating Income ............................................         19,432           7,134

Other Income (Expense)
     Allowance for equity funds used during construction ....            179             309
     Other, net .............................................         18,774             692
     Income taxes ...........................................         (7,299)           (363)

        Total Other Income ..................................         11,654             638

Income Before Interest Charges ..............................         31,086           7,772

Interest Charges
     Long-term debt .........................................         10,247          10,930
     Other interest .........................................          2,612           2,892
     Allowance for borrowed funds used during construction ..           (132)           (205)

        Total Interest Charges ..............................         12,727          13,617

Dividends On Preferred Stock of Subsidiary ..................            919           1,897

Net Income (Loss) ...........................................   $     17,440    $     (7,742)


Weighted Average Number Of Shares Of Common Stock Outstanding     32,442,687      32,442,752
Earnings (Loss) Per Share Of Common Stock (Basic and Diluted)   $       0.54    $      (0.24)
Dividends Declared Per Share Of Common Stock ................   $      0.225    $      0.225

The accompanying notes are an integral part of these financial statements.



                                 CMP Group, Inc.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                    For the Nine Months
                                                                     Ended September 30,
                                                                     1998           1997

Electric Operating Revenues .................................   $    691,017    $    704,575
Other Non-Utility Revenues ..................................          4,586           1,363

        Total Revenues ......................................        695,603         705,938


Operating Expenses
     Fuel used for company generation .......................         22,374          22,631
     Purchased power - energy ...............................        279,002         319,430
     Purchased power - capacity .............................         68,079          89,244
     Other operation ........................................        152,990         147,010
     Maintenance ............................................         30,120          23,373
     Depreciation and amortization ..........................         41,687          40,530
     Federal and state income taxes .........................         18,593           4,179
     Taxes other than income taxes ..........................         20,721          21,296

Total Operating Expenses ....................................        633,566         667,693

Equity In Earnings Of Associated Companies ..................          1,007           5,084

Operating Income ............................................         63,044          43,329

Other Income (Expense)
     Allowance for equity funds used during construction ....            468             811
     Other, net .............................................         20,380           2,471
     Income taxes ...........................................         (7,538)         (1,070)

        Total Other Income ..................................         13,310           2,212

Income Before Interest Charges ..............................         76,354          45,541

Interest Charges
     Long-term debt .........................................         31,746          33,272
     Other interest .........................................          6,639           5,193
     Allowance for borrowed funds used during construction ..           (331)           (567)

        Total Interest Charges ..............................         38,054          37,898

Dividends On Preferred Stock of Subsidiary ..................          3,890           6,312

Net Income ..................................................   $     34,410    $      1,331


Weighted Average Number Of Shares Of Common Stock Outstanding     32,442,730      32,442,752
Earnings Per Share Of Common Stock (Basic and Diluted) ......   $       1.06    $       0.04
Dividends Declared Per Share Of Common Stock ................   $      0.675    $      0.675


The accompanying notes are an integral part of these financial statements.



                                                    CMP Group, Inc.

                                               CONSOLIDATED BALANCE SHEET
                                                 (Dollars in Thousands)
                                                                                September 30,    December 31,
                                                                                    1998            1997
                                                                                      (Unaudited)

                                                       ASSETS

Electric Property, at original cost ............................................   $1,729,061   $1,674,876
    Less: Accumulated Depreciation .............................................      672,310      634,384

          Net electric property in service .....................................    1,056,751    1,040,492
    Construction work in progress ..............................................       17,385       15,105
    Net nuclear fuel ...........................................................        1,009        1,157

          Net electric property and nuclear fuel ...............................    1,075,145    1,056,754


Investments In and Loans to Associated Companies, at equity ....................       76,864       76,509

    Total Net Electric Property and Investments in Associated Companies
                                                                                    1,152,009    1,133,263


Current Assets
    Cash and cash equivalents ..................................................       19,298       20,841
    Accounts receivable, less allowances for uncollectible accounts of $3,067 in
    1998 and $2,450 in 1997:
       Service - billed ........................................................       69,172       84,323
       Service - unbilled ......................................................       43,636       46,807
       Other accounts receivable ...............................................       20,455       15,247
    Prepaid income taxes .......................................................          444         --
    Fuel oil inventory, at average cost ........................................        7,111        5,390
    Materials and supplies, at average cost ....................................       13,078       11,779
    Funds on deposit with trustee ..............................................         --         61,694
    Prepayments and other current assets .......................................       16,827        9,110

          Total Current Assets .................................................      190,021      255,191


Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net ................       79,911       84,026
    Yankee Atomic purchased-power contract .....................................        9,970       13,056
    Connecticut Yankee purchased-power contract ................................       33,115       36,877
    Maine Yankee purchased-power contract ......................................      297,406      329,206
    Regulatory assets - deferred taxes .........................................      235,826      236,632
    Deferred charges and other assets ..........................................      273,663      210,715

          Total Deferred Charges and Other Assets ..............................      929,891      910,512


               TOTAL ASSETS ....................................................   $2,271,921   $2,298,966



The accompanying notes are an integral part of these financial statements.




                                 CMP Group, Inc.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                                               September 30,  December 31,
                                                                     1998        1997
                                                                         (Unaudited)


                    STOCKHOLDERS' INVESTMENTS AND LIABILITIES

Capitalization
    Common-stock investment .................................   $  507,705   $  487,594
    Preferred stock of subsidiary ...........................       35,571       65,571
    Redeemable preferred stock of subsidiary ................       27,910       39,528
    Long-term obligations ...................................      297,198      400,923

       Total Capitalization .................................      868,384      993,616


Current Liabilities and Interim Financing
    Interim financing .......................................      363,374      238,000
    Sinking-fund requirements ...............................        9,852        9,411
    Accounts payable ........................................       72,718       97,080
    Dividends payable .......................................        8,224        9,202
    Accrued interest ........................................        7,344       11,201
    Accrued income taxes ....................................        6,035        3,001
    Miscellaneous current liabilities .......................       25,792       15,762

       Total Current Liabilities and Interim Financing ......      493,339      383,657


Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes .......................      379,940      350,912
    Unamortized investment tax credits ......................       29,431       30,533
    Yankee Atomic purchased-power contract ..................        9,970       13,056
    Connecticut Yankee purchased-power contract .............       33,115       36,877
    Maine Yankee purchased-power contract ...................      297,406      329,206
    Regulatory liabilities - deferred taxes .................       56,951       56,852
    Other reserves and deferred credits .....................      103,385      104,257

       Total Reserves and Deferred Credits ..................      910,198      921,693


       Total Stockholders' Investment and Liabilities .......   $2,271,921   $2,298,966



The accompanying notes are an integral part of these financial statements.

                                                  CMP Group, Inc.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in Thousands)
                                                             For the Nine Months
                                                             Ended September 30,
                                                             1998          1997
Operating Activities
Net income                                                 $34,410    $  1,331
Items not requiring (providing) cash:
    Depreciation                                            34,957      33,078
    Amortization                                            28,907      25,631
    Deferred income taxes and investment tax credits, net   20,107         871
    Allowance for equity funds used during construction       (468)       (811)
Preferred stock dividends of subsidiary                      3,890       6,312
Gain on sale of investments and properties                 (19,108)          -
Changes in certain assets and liabilities:
    Accounts receivable                                     13,114      28,182
    Inventories                                             (3,020)      6,495
    Other current assets                                    (7,717)     (4,951)
    Accounts payable                                       (22,240)     (7,991)
    Accrued/prepaid taxes and interest                      (1,267)     (5,177)
    Miscellaneous current liabilities                       10,030     (10,283)
    Deferred energy-management costs                        (1,583)       (497)
    Maine Yankee outage accrual                                  -     (10,350)
    Deferred ice storm costs                               (51,923)          -
    Restructuring of purchased power contracts             (22,500)          -
    Other, net                                               7,169       9,621

Net Cash Provided by Operating Activities                   22,758      71,461


Investing Activities
Construction expenditures                                  (27,700)    (29,690)
Investments in and loans to affiliates                     (17,800)     (4,915)
Repayment of loan by affiliate                              17,800           -
Changes in accounts payable - investing activities          (2,122)     (4,655)
Proceeds from sale of investments and properties            21,347        -

Net Cash Used by Investing Activities                       (8,475)    (39,260)


Financing Activities
Issuances:
    Revolving credit agreement                              10,100      42,500
    Medium-term notes                                      187,000           -
Redemptions:
    Preferred stock                                        (48,619)    (14,000)
    Medium-term notes                                      (18,000)    (25,000)
    Mortgage bonds                                        (177,283)          -
    Short-term obligations                                    (154)          -
Other long-term obligations                                 (2,970)       (595)
Funds on deposit with trustee                               61,694      (2,182)
Treasury Stock                                                (811)          -
Dividends:
    Common stock                                           (21,915)    (21,915)
    Preferred stock of subsidiary                           (4,868)     (6,623)

Net Cash Used by Financing Activities                      (15,826)    (27,815)

Net Increase (Decrease) in Cash                             (1,543)      4,386
Cash and cash equivalents, beginning of period              20,841       8,307

Cash and cash equivalents, end of period                   $19,298     $12,693


The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

In the opinion of Central Maine, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1998, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended September 30, 1998 and 1997. Central Maine's consolidated financial statements include the accounts of Central Maine and its wholly owned and controlled subsidiaries. All nonutility operating transactions are included in other revenues and operating expenses in Central Maine's Consolidated Statement of Income.

                           Central Maine Power Company
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                   For the Three Months
                                                                   Ended September 30,
                                                                    1998           1997

Electric Operating Revenues .................................   $    234,027    $    226,134
Other Non-Utility Revenues ..................................            711             202

        Total Revenues ......................................        234,738         226,336


Operating Expenses
     Fuel used for company generation .......................         10,393          10,105
     Purchased power - energy ...............................         89,238         100,656
     Purchased power - capacity .............................         22,617          29,300
     Other operation ........................................         53,565          52,268
     Maintenance ............................................         11,421           8,729
     Depreciation and amortization ..........................         13,985          13,536
     Federal and state income taxes .........................          6,073          (1,562)
     Taxes other than income taxes ..........................          7,668           7,210

Total Operating Expenses ....................................        214,960         220,242

Equity In Earnings Of Associated Companies ..................             67           1,040

Operating Income ............................................         19,845           7,134

Other Income (Expense)
     Allowance for equity funds used during construction ....            179             309
     Other, net .............................................          9,244             692
     Income taxes ...........................................         (3,417)           (363)

        Total Other Income ..................................          6,006             638

Income Before Interest Charges ..............................         25,851           7,772

Interest Charges
     Long-term debt .........................................         10,237          10,930
     Other interest .........................................          2,611           2,892
     Allowance for borrowed funds used during construction ..           (132)           (205)

        Total Interest Charges ..............................         12,716          13,617

Net Income (Loss) ...........................................         13,135          (5,845)
Dividends On Preferred Stock ................................            919           1,897

Earnings (Loss) Applicable To Common Stock ..................   $     12,216    $     (7,742)


Weighted Average Number Of Shares Of Common Stock Outstanding     32,367,201      32,442,752
Earnings (Loss) Per Share Of Common Stock (Basic and Diluted)   $       0.38    $      (0.24)
Dividends Declared Per Share Of Common Stock ................   $      0.000    $      0.225

The accompanying notes are an integral part of these financial statements.


                           Central Maine Power Company

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)
                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                      1998           1997

Electric Operating Revenues .................................   $    690,988    $    704,575
Other Non-Utility Revenues ..................................          2,422           1,363

        Total Revenues ......................................        693,410         705,938


Operating Expenses
     Fuel used for company generation .......................         22,374          22,631
     Purchased power - energy ...............................        279,002         319,430
     Purchased power - capacity .............................         68,079          89,244
     Other operation ........................................        151,518         147,010
     Maintenance ............................................         30,100          23,373
     Depreciation and amortization ..........................         41,615          40,530
     Federal and state income taxes .........................         18,371           4,179
     Taxes other than income taxes ..........................         20,709          21,296

Total Operating Expenses ....................................        631,768         667,693

Equity In Earnings Of Associated Companies ..................          1,815           5,084

Operating Income ............................................         63,457          43,329

Other Income (Expense)
     Allowance for equity funds used during construction ....            468             811
     Other, net .............................................         10,850           2,471
     Income taxes ...........................................         (3,656)         (1,070)

        Total Other Income ..................................          7,662           2,212

Income Before Interest Charges ..............................         71,119          45,541

Interest Charges
     Long-term debt .........................................         31,736          33,272
     Other interest .........................................          6,638           5,193
     Allowance for borrowed funds used during construction ..           (331)           (567)

        Total Interest Charges ..............................         38,043          37,898

Net Income ..................................................         33,076           7,643
Dividends On Preferred Stock ................................          3,890           6,312

Earnings Applicable To Common Stock .........................   $     29,186    $      1,331


Weighted Average Number Of Shares Of Common Stock Outstanding     32,417,292      32,442,752
Earnings Per Share Of Common Stock (Basic and Diluted) ......   $       0.90    $       0.04
Dividends Declared Per Share Of Common Stock ................   $      0.450    $      0.675


The accompanying notes are an integral part of these financial statements.



                                              Central Maine Power Company

                                               CONSOLIDATED BALANCE SHEET
                                                 (Dollars in Thousands)
                                                                                 September 30,   December 31,
                                                                                     1998           1997
                                                                                      (Unaudited)

                                                       ASSETS

Electric Property, at original cost ............................................   $1,729,032   $1,674,876
    Less: Accumulated Depreciation .............................................      672,304      634,384

          Net electric property in service .....................................    1,056,728    1,040,492
    Construction work in progress ..............................................       16,397       15,105
    Net nuclear fuel ...........................................................        1,009        1,157

          Net electric property and nuclear fuel ...............................    1,074,134    1,056,754


Investments In and Loans to Associated Companies, at equity ....................       52,291       76,509

    Total Net Electric Property and Investments in Associated Companies
                                                                                    1,126,425    1,133,263


Current Assets
    Cash and cash equivalents ..................................................        6,232       20,841
    Accounts receivable, less allowances for uncollectible accounts of $3,067 in
    1998 and $2,450 in 1997:
       Service - billed ........................................................       69,123       84,323
       Service - unbilled ......................................................       43,451       46,807
       Other accounts receivable ...............................................       15,853       15,247
    Prepaid income taxes .......................................................          411         --
    Fuel oil inventory, at average cost ........................................        7,111        5,390
    Materials and supplies, at average cost ....................................       12,761       11,779
    Funds on deposit with trustee ..............................................         --         61,694
    Prepayments and other current assets .......................................       16,890        9,110

          Total Current Assets .................................................      171,832      255,191


Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net ................       79,911       84,026
    Yankee Atomic purchased-power contract .....................................        9,970       13,056
    Connecticut Yankee purchased-power contract ................................       33,115       36,877
    Maine Yankee purchased-power contract ......................................      297,406      329,206
    Regulatory assets - deferred taxes .........................................      235,826      236,632
    Deferred charges and other assets ..........................................      269,745      210,715

          Total Deferred Charges and Other Assets ..............................      925,973      910,512


               TOTAL ASSETS ....................................................   $2,224,230   $2,298,966



The accompanying notes are an integral part of these financial statements.





                           Central Maine Power Company

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                                                September 30,  December 31,
                                                                     1998         1997

                                                                           (Unaudited)

                    STOCKHOLDERS' INVESTMENTS AND LIABILITIES

Capitalization
    Common-stock investment .................................   $  482,178   $  487,594
    Preferred stock .........................................       35,571       65,571
    Redeemable preferred stock ..............................       27,910       39,528
    Long-term obligations ...................................      294,645      400,923

       Total Capitalization .................................      840,304      993,616


Current Liabilities and Interim Financing
    Interim financing .......................................      363,183      238,000
    Sinking-fund requirements ...............................        9,852        9,411
    Accounts payable ........................................       73,276       97,080
    Dividends payable .......................................          924        9,202
    Accrued interest ........................................        7,344       11,201
    Accrued income taxes ....................................        3,054        3,001
    Miscellaneous current liabilities .......................       25,354       15,762

       Total Current Liabilities and Interim Financing ......      482,987      383,657


Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes .......................      375,670      350,912
    Unamortized investment tax credits ......................       29,431       30,533
    Yankee Atomic purchased-power contract ..................        9,970       13,056
    Connecticut Yankee purchased-power contract .............       33,115       36,877
    Maine Yankee purchased-power contract ...................      297,406      329,206
    Regulatory liabilities - deferred taxes .................       56,951       56,852
    Other reserves and deferred credits .....................       98,396      104,257

       Total Reserves and Deferred Credits ..................      900,939      921,693


       Total Stockholders' Investment and Liabilities .......   $2,224,230   $2,298,966



The accompanying notes are an integral part of these financial statements.


                                            Central Maine Power Company
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in Thousands

                                                                For the Nine Months
                                                                Ended September 30,
                                                                1998          1997
Operating Activities
Net income ..............................................   $  33,076    $   7,643
Items not requiring (providing) cash:
    Depreciation ........................................      34,957       33,078
    Amortization ........................................      28,903       25,631
    Deferred income taxes and investment tax credits, net      21,883          871
    Allowance for equity funds used during construction .        (468)        (811)
Gain on Sale of Investments and Properties ..............      (9,545)        --
Changes in certain assets and liabilities:
    Accounts receivable .................................      17,950       28,182
    Inventories .........................................      (2,703)       6,495
    Other current assets ................................      (7,780)      (4,951)
    Accounts payable ....................................     (21,682)      (7,991)
    Accrued/prepaid taxes and interest ..................      (4,215)      (5,177)
    Miscellaneous current liabilities ...................       9,592      (10,283)
    Deferred energy-management costs ....................      (1,583)        (497)
    Maine Yankee outage accrual .........................        --        (10,350)
    Deferred ice storm costs ............................     (51,923)        --
    Restructuring of purchased power contracts ..........     (22,500)        --
    Other, net ..........................................      (5,367)       9,621

Net Cash Provided by Operating Activities                      18,595       71,461

Investing Activities
Construction expenditures ...............................     (26,857)     (29,690)
Investments in and loans to affiliates ..................     (18,661)      (4,915)
Repayment of loan by affiliate ..........................      17,800         --
Sale of subsidiaries to CMP Group, Inc. .................      20,093         --
Changes in accounts payable - investing activities ......      (2,122)      (4,655)
Proceeds from Sale of Investments and Properties ........      10,347         --

Net Cash Used by Investing Activities ...................         600      (39,260)


Financing Activities
Issuances:
    Revolving credit agreement ..........................      10,000       42,500
    Medium-term notes ...................................     187,000         --
Redemptions:
    Preferred stock .....................................     (48,619)     (14,000)
    Medium-term notes ...................................     (18,000)     (25,000)
    Mortgage bonds ......................................    (177,283)        --
Other long-term obligations .............................      (2,813)        (595)
Funds on deposit with trustee ...........................      61,694       (2,182)
Treasury Stock ..........................................     (19,000)        --
Dividends:
    Common stock ........................................     (21,915)     (21,915)
    Preferred stock .....................................      (4,868)      (6,623)

Net Cash Used by Financing Activities ...................     (33,804)     (27,815)

Net Increase (Decrease) in Cash .........................     (14,609)       4,386
Cash and cash equivalents, beginning of period ..........      20,841        8,307

Cash and cash equivalents, end of period ................   $   6,232    $  12,693


The accompanying notes are an integral part of these financial statements.

                                  CMP Group and
                           Central Maine Power Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Summary of Significant Accounting Policies

     Formation of Holding Company - On May 1, 1998, on application of Central Maine, the MPUC approved the creation of a holding company (now "CMP Group"), the conversion and exchange of all the outstanding shares of Central Maine's common stock into an equal number of shares of CMP Group's common stock, the transfer of the stock of certain wholly-owned non-utility subsidiaries of Central Maine to CMP Group, and other related requests of Central Maine necessary to carry out the reorganization. The MPUC granted the approvals subject to several conditions that Central Maine and CMP Group believe are reasonable. Central Maine's shareholders approved the reorganization on May 21, 1998. On June 30, 1998 the MPUC approved the creation of the energy marketing affiliate of Central Maine (MainePower) and resolved related issues that had been deferred earlier in the proceeding. The FERC approved the reorganization on July 16, 1998, the Connecticut Department of Public Utility Control on August 5, 1998, and the SEC on August 12, 1998, and the reorganization into the CMP Group System was implemented effective September 1, 1998.

     Basis of Presentation - This Quarterly Report on Form 10-Q is a combined report of CMP Group and Central Maine, a regulated electric-utility subsidiary of CMP Group. The Notes to Consolidated Financial Statements apply to both CMP Group and Central Maine. CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine. Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. Certain immaterial majority owned subsidiaries, which were previously accounted for on the equity method, were consolidated in September 1998.

     Central Maine's financial position and results of operations account for substantially all of CMP Group's consolidated financial position and results of operations. This quarterly report should be read in conjunction with Central Maine's Annual Report on Form 10-K for the year ended December 31, 1997.

     CMP Group and Central Maine believe that the accompanying statements reflect all adjustments necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. All significant intercompany transactions have been eliminated from the consolidated financial statements.

     Results shown for the respective interim periods being reported herein are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, and related factors.

     For purposes of the statement of cash flows, the CMP Group and Central Maine consider all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

     Recognition of Increase in Subsidiary Equity

     MaineCom is a wholly owned subsidiary of CMP Group. In July 1998, MaineCom's equity investments, FiveCom, Inc., and FiveCom of Maine, LLC reorganized along with other related companies to form a new company, Northeast Optic Network, Inc. ("NEON"). MaineCom's ownership interest of 53.5-percent in the new company was equal to its combined ownership interest in FiveCom and FiveCom of Maine.

     In August 1998 NEON issued 4 million new shares of common stock at $12.00 per share on the open market in an initial public offering ("IPO"). NEON's IPO had the effect of decreasing MaineCom's ownership interest from 53.5-percent to approximately 40-percent. The shares were issued at an amount greater than MaineCom's per share investment, resulting in an increase in MaineCom's investment in NEON of $15.9 million. In accordance with the SEC's Staff Accounting Bulletins ("SAB") 51 and 84 MaineCom increased additional paid in capital by $9.4 million and deferred tax reserve liability by $6.5 million. The Company's accounting policy for such transactions is to recognize gain unless otherwise required by the SEC staff's Accounting Bulletins. No gain has been recognized at this point.

     In conjunction with the IPO, Central Maine sold 282,023 NEON shares, resulting in a net after tax gain of approximately $1.9 million and further reducing its ownership percentage to 38.5-percent of the outstanding common shares.

     Supplemental Cash Flow Disclosure - Cash paid for the nine months ended September 30, 1998 and 1997:

                                                                (In Millions)
                                                         1998           1997

       CMP Group
                Interest, net of amounts capitalized     $40.8           $37.6
                Income taxes                               2.5*            7.4

       Central Maine
                Interest, net of amounts capitalized      40.7            37.6
                Income Taxes                               2.5             7.4

     Non-cash investing activities include the increase investment in NEON detailed above.

     *Central Maine is currently processing all tax payments for the CMP Group
      System.

     Stock-Based Compensation - CMP Group accounts for employee stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and recommends the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees", but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied. CMP Group has not elected to adopt the expense recognition provisions of SFAS No. 123. Under CMP Group's Long-Term Incentive Plan, stock options were granted in the second quarter of 1998 with an exercise price equal to the fair market value on the date of the grant; therefore, no expense recognition is required. Contingently issuable performance shares were granted in 1997 and 1998. Both have a three-year cycle and are being accrued accordingly.

                                              1997         1998

     Options granted                         -           253,925
     Performance Shares*                      64,762      70,204

     *Accrue over a 3-year cycle.

     Earnings per Share - Stock options and performance shares granted to date under CMP Group's long-term incentive plan resulted in potential incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

     Impact of New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The new standard applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier adoption encouraged. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. CMP Group and Central Maine anticipate that adoption of this standards will not have a significant impact on their financial statements.

 2.   Commitments and Contingencies

     Maine Yankee Atomic Power Company - On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems, including being included on the Nuclear Regulatory Commission's ("NRC") Watch List, and had been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008. For a detailed discussion of the background of the permanent shutdown, see Central Maine's Annual Report on Form 10-K for the year ended December 31, 1997.

     Central Maine's 38-percent ownership interest in Maine Yankee's common equity amounted to $32.2 million as of September 30, 1998, and under its Power Contract and Additional Power Contract with Maine Yankee, Central Maine is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent comprehensive estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for a total estimated cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. Through September 30, 1998, Maine Yankee had collected approximately $214.9 million for its decommissioning obligations.

     On November 6, 1997, Maine Yankee submitted its new estimate to the FERC as part of a rate proceeding reflecting the fact that the Plant is no longer operating and has entered the decommissioning phase. Under the new estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36 million per year. Overall operations and maintenance expenses have been reduced, however, due to workforce reductions and other results of the permanent shutdown. On January 14, 1998, the FERC issued an order accepting for filing the rates associated with the amended Power Contracts, made them effective January 15, 1998, subject to refund, and ordered that a public hearing be held on the prudence of the Plant shut-down decision and on the proposed rate amendments. The prudence issue is being contested vigorously by several intervenors, including the MPUC and the Maine Office of the Public Advocate. The hearing in the FERC rate proceeding is currently scheduled to begin in May of 1999. Central Maine cannot predict the outcome of the proceeding.

     On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which Central Maine's 38-percent share would be approximately $353 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic Electric Company ("Yankee Atomic") nuclear plant, Central Maine believes that it is entitled to recover substantially all of its share of such costs from its customers and as of September 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and corresponding liability in the amount of $297.4 million, which is the $353 million discussed above net of Central Maine's post-September 1, 1997 cost-of-service payments to Maine Yankee.

     The MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. Among the report's conclusions were that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent" and that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", and that the decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. Based on preliminary indications, Central Maine expects the second phase of the report would recommend additional disallowances. Central Maine does not know how the MPUC plans to use the consultant's report, but believes the report's negative conclusions are unfounded and may be contradictory.

     On April 7, 1998, Maine Yankee refunded all of its mortgage bonds and bank debt by means of a three-year revolving credit facility and a term loan due in 2006. The new debt obligations are secured by a security interest in Maine Yankee's rights in its Power Contracts, Additional Power Contracts and Capital Funds Agreements with its Sponsors (the "Assigned Agreements") and its rights to certain third-party payments, and contain restrictions on the payment of common-stock dividends based on Maine Yankee's cash position and a debt-service coverage test. In addition, in connection with the refinancing each of the Sponsors, including Central Maine, affirmed its obligations under the Assigned Agreements and agreed not to take the position that the permanent shutdown of the Plant gave rise to any right to terminate or reduce payments under the Assigned Agreements.

     Connecticut Yankee - On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down the Connecticut Yankee plant for economic reasons, and to decommission the plant. Central Maine has a 6-percent equity interest in Connecticut Yankee, totaling approximately $6.1 million at September 30, 1998. Based on cost estimates provided by Connecticut Yankee, Central Maine determined its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $33.1 million and has recorded a regulatory asset and corresponding liability in that amount on its consolidated balance sheet. Central Maine is currently recovering through rates an amount adequate to recover these expenses.

     In a FERC rate proceeding involving the Connecticut Yankee plant a FERC administrative law judge issued an initial decision on August 31, 1998. The law judges found that Connecticut Yankee had failed to meet its burden of proof in supporting additional decommissioning cost collections and ordered that Connecticut Yankee recover decommissioning costs at the lower rate approved in its previous rate case. In addition, the law judge found imprudent management to be a factor contributing to the Connecticut Yankee shutdown decision and reached other conclusions that were partially unfavorable to Connecticut Yankee with respect to some issues that are similar to those being litigated in the Maine Yankee proceeding. Although the Maine Yankee and Connecticut Yankee plants were operated by different entities and the factual operating histories as well as present decommissioning operations, of the two plants are different in many respects, a final decision by the FERC in the Connecticut Yankee proceeding on issues also being litigated in the Maine Yankee case could have some precedential effect in the Maine Yankee FERC proceeding. Central Maine cannot predict what the FERC's final determination of those issues will be in the Connecticut Yankee proceeding or any effect it might have on the Maine Yankee proceeding.

     Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. Central Maine estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $10.0 million. This estimate has been recorded by Central Maine as a regulatory asset and a liability on Central Maine's balance sheet. As part of the MPUC's decision in Central Maine's 1993 base-rate case, Central Maine's current share of costs related to the deactivation of Yankee Atomic is being recovered through rates.

     Millstone Unit No. 3 - Central Maine has a 2.5 percent direct ownership interest in Millstone Unit No. 3, which is operated by Northeast Utilities. This facility was off-line from April 1996 to July 1998 due to NRC concerns regarding license requirements. For a discussion of a lawsuit and arbitration claim filed by Central Maine and other minority owners of Millstone Unit No. 3 against the operators of the unit, see "Millstone Unit No. 3 Litigation," below.

     Legal and Environmental Matters - Central Maine and certain of its affiliates are subject to regulation by federal and state authorities with respect to air and water quality, the handling and disposal of toxic substances and hazardous and solid wastes, and the handling and use of chemical products. Electric utility companies generally use or generate in their operations a range of potentially hazardous products and by-products that are the focus of such regulation. Central Maine believes that its current practices and operations are in compliance with all existing environmental laws except for such non-compliance as would not have a material adverse effect on Central Maine's financial position. Central Maine reviews its overall compliance and measures the liability quarterly by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure.

     New and changing environmental requirements could hinder the construction and/or modification of generating units, transmission and distribution lines, substations and other facilities, and could raise operating costs significantly. As a result, Central Maine may incur significant additional environmental costs, greater than amounts reserved, in connection with the generation and transmission of electricity and the storage, transportation and disposal of by-products and wastes. Central Maine may also encounter significantly increased costs to remedy the environmental effects of prior waste handling activities. The cumulative long-term cost impact of increasingly stringent environmental requirements cannot accurately be estimated.

     Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At September 30, 1998, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $2.6 million, which management has determined to be the most probable amount within the range of $2.6 million to $8.5 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

     Millstone Unit No. 3 Litigation - On August 7, 1997, Central Maine and other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. Central Maine cannot predict the outcome of the litigation and arbitration.

     Proposed Federal Income Tax Adjustments - On September 3, 1997, Central Maine received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, Central Maine received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the Alternative Rate Plan ("ARP") effective January 1, 1995. The second major adjustment would disallow Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by Central Maine in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through September 30, 1998, amounted to $17.3 million, or a decrease in net income of $10.2 million, and which could increase interest expense by approximately $500,000 per month until either the tax deficiency is paid or the issues are resolved in favor of Central Maine, in which case no interest would be due. If the IRS were to prevail, Central Maine believes the deductions would be amortized over periods of up to twenty, post-1994, tax years.
     Central Maine believes its tax treatment of the unresolved issues was proper and as a result the potential interest has not been accrued. On December 10, 1997, Central Maine filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. Central Maine is seeking review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute can be resolved in advance of a court determination. Absent such a resolution, Central Maine plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

     Joint Venture - CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to distribute natural gas to many Maine communities that are not now served with that fuel. On July 24, 1998, the MPUC authorized the provision of such service by the joint venture. CMP Group's level of investment is dependent on the overall economic feasibility of natural gas as a competitive energy option in Maine, a sufficient expression of customer interest in gas service from CMP Natural Gas, and the prospects for achieving an acceptable return on investment. CMP Natural Gas, L.L.C., which is owned equally by subsidiaries of CMP Group and Energy East, is positioning itself to offer gas in the Augusta and Bangor areas, and in other communities including Bath, Bethel, Brunswick, Windham, Rumford, and Waterville.

 3.   Regulatory and Legislative Matters

     Alternative Rate Plan - On January 1, 1995, Central Maine's ARP was put into effect. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of Central Maine's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC is continuing to regulate Central Maine's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, Central Maine will continue to apply the provisions of SFAS No. 71 to its accounting transactions and its future financial statements. See "Meeting the Requirements of SFAS No. 71," below.

     The ARP contains a mechanism that provides price-caps on Central Maine's retail rates to increase annually on July 1, commencing July 1, 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of Central Maine's retail rates, and includes fuel and purchased power cost that previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.

     A specified standard inflation index is the basis for each annual price-cap change. The inflation index is reduced by the sum of two productivity factors, a general productivity offset of 1.0% (0.5% for 1995), and a second formula-based offset that started in 1996 intended to reflect the limited effect of inflation on Central Maine's purchased-power costs during the proposed five-year initial term of the ARP.

     The sharing mechanism may adjust the subsequent year's July price-cap change in the event Central Maine's earnings are outside a range of 350 basis points above or below Central Maine's allowed return on equity (starting at the 10.55% allowed return in 1995) and indexed annually for changes in capital costs. Outside that range, profits and losses could be shared equally by Central Maine and its customers in computing the price-cap adjustment. This feature commenced with the price-cap change of July 1, 1996. The ROE used for earnings sharing was increased to 11.5% effective with the July 1999 price change.

     The ARP also provides for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, and penalties for failure to attain customer-service and energy-efficiency targets. The ARP also generally defines mandated costs that would be recoverable by Central Maine notwithstanding the index-based price cap. To receive such treatment, the annual revenue requirement related to a mandated cost must exceed $3 million and have a disproportionate effect on Central Maine or the electric-power industry.

     On May 13, 1998, Central Maine submitted its final 1998 ARP compliance filing to the MPUC. In keeping with its pledge of limiting increases to the inflation index, Central Maine voluntarily limited its request to 1.78%, which was the inflation rate for 1997 under the ARP. Central Maine also proposed a rate reduction of approximately ten percent contingent on the consummation of, and ratemaking associated with, Central Maine's planned sale of generating assets. The filing also contained information on the costs of restoring service to Central Maine's customers after the January ice storm, as required by an earlier MPUC order allowing Central Maine to defer those costs. Subsequent to the May 13 filing, Central Maine stipulated, and the MPUC subsequently approved, effective July 11, 1998, a 1.33% increase. The amount of the increase could change, based on the outcome of the pending FERC proceeding related to the permanent shutdown of the Maine Yankee plant. Depending on FERC's decision, the price increase could increase or decrease, ranging from a ceiling of 1.78% to a floor of 0.22%.

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

     Central Maine has substantial exposure to cost stranding relative to its size. The major portion of Central Maine's strandable costs is related to above-market costs of purchased-power obligations arising from Central Maine's long-term, noncancelable contracts for the purchase of capacity and energy from non-utility generators ("NUGs"), and deferred regulatory assets. There is a high degree of uncertainty that surrounds stranded-cost estimates, resulting from having to rely on projections and assumptions about future conditions, including, among others, estimates of the future market for power.

     Restructuring Legislation and MPUC Proceeding - The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution utility (Central Maine), comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. The MPUC is conducting the proceeding that will ultimately determine Central Maine's stranded costs and corresponding revenue requirements and has scheduled completion of the current phase of the proceeding for the first quarter of 1999. On December 5, 1997, Central Maine filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an estimate of its strandable costs. Central Maine estimated its strandable costs at approximately $1.3 billion, net present value. On February 10, 1998, Central Maine reduced its estimate of strandable costs to $0.8 billion to reflect the anticipated sale of its generating assets. Central Maine cannot predict the results of the MPUC proceeding, which is scheduled to conclude in January 1999, subject to later updating prior to March 1, 2000.

     Recovery of nuclear-plant decommissioning costs as required by federal law, rule or order, will be funded through transmission-and-distribution utility rates and charges. In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct any substantial inaccuracies at least every three years.

     Upon the commencement of retail access on March 1, 2000, Central Maine, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory, without limitation as to amount, but within Central Maine's service territory, the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within Central Maine's service territory, as determined by the MPUC. On June 30, 1998, the MPUC approved the creation of such an affiliated energy provider (MainePower, a wholly-owned subsidiary of CMP Group), subject to certain conditions designed to eliminate any market advantage MainePower might gain through its affiliation with Central Maine.

     Agreement for Sale of Generation Assets - On January 6, 1998, Central Maine announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water Power, to Florida-based FPL Group. The related book value for these assets are approximately $221 million at December 31, 1997. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.4 million, including $1.7 million for Union Water assets. The related book value of these assets are approximately $11.9 million.

     Central Maine's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone 3 nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the present sale. Central Maine will continue to seek buyers for those assets. Central Maine did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee, (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

     Substantially all of the generating assets included in the sale are subject to the lien of Central Maine's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Proceeds on deposit with the trustee may be used by Central Maine to redeem or repurchase bonds under the terms of the Indenture, including the possible discharge of the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. Central Maine must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, market conditions and terms of outstanding securities.

     The bid value in excess of the remaining investment in the power plants will reduce Central Maine's stranded costs and other costs, which could lower the amount that would otherwise be collected from customers by nearly half a billion dollars. However, Central Maine will incur incremental costs as a result of the power buy-back arrangements in excess of the pre-sale costs of capacity and energy from the plants being sold, which will effectively lower the amount of sale proceeds available to reduce stranded and other costs.

     The sale is subject to various closing conditions, including the approval of state and federal regulatory agencies, which Central Maine expects will extend into the first quarter of 1999, and is subject to consents or covenant waivers from certain of Central Maine's lenders. Central Maine is pursuing the necessary regulatory approvals, consents and waivers, but cannot predict whether or in what form they will be obtained.

     Storm Damage to Company's System - On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers, and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. The incremental non-capital costs of the repair effort totaled approximately $51 million, most of which is labor-related.

     On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with
     Central Maine's efforts to restore service in response to the damage resulting from the storm. The order requires Central Maine, as part of its annual filing under its ARP, to file information on the amounts deferred under the order and to submit a proposal as to how the costs associated with the order should be recovered under the ARP. In the ARP filing Central Maine stated that once the final cost of the storm was determined and the status of federal assistance was finalized Central Maine would propose a plan for recovery of its costs. Based on the MPUC order, potential federal assistance and/or collection in rates, Central Maine has deferred approximately $51 million in storm-related costs as of September 30, 1998.

     Meeting the Requirements of SFAS No. 71 - Central Maine continues to meet the requirements of SFAS No. 71. The standard provides specialized accounting for regulated enterprises, which requires recognition of "regulatory" assets and liabilities that enterprises in general could not record. Examples of regulatory assets include deferred income taxes associated with previously flowed through items, NUG buyout costs, losses on abandoned plants, deferral of postemployment benefit costs, and losses on debt refinancing. If an entity no longer meets the requirements of SFAS No. 71, then regulatory assets and liabilities must be written off.

     The ARP provides incentive-based rates intended to recover the cost of service plus a rate of return on Central Maine's investment together with a sharing of the costs or earnings between ratepayers and the shareholders should the earnings be less than or exceed a target rate of return. Central Maine has received recognition from the MPUC that the rates implemented as a result of the ARP continue to provide specific recovery of costs deferred in prior periods.

     The 1997 legislation enacted in Maine providing for industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," Central Maine will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable, since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the transmission-and-distribution company. Central Maine anticipates that once a detailed plan for deregulation of generation is known, the application of SFAS No. 71 to the unregulated generation segment will no longer apply and Central Maine will be required to discontinue SFAS No. 71 for any remaining generation segment of its business. Central Maine further anticipates, based on current generally accepted accounting principles, that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business. Future regulatory rules or other circumstances could cause the application of SFAS No. 71 to be discontinued, which could result in a non-cash write-off of previously established regulatory assets.

 4.   Financing

     At the annual meeting of the stockholders of Central Maine on May 15, 1997, the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program is being implemented to increase Central Maine's financing flexibility in anticipation of restructuring and increased competition. During the third quarter, Central Maine issued variable-rate medium-term notes totaling $70 million in principal amount. Notes in the amount of $8 million matured during the quarter. As of September 30, 1998, $212 million of medium-term notes were outstanding. On July 1, 1998, Central Maine redeemed the final $7 million of its 8-7/8% Preferred Stock through the mandatory sinking fund provision. On August 15, 1998, Central Maine paid at maturity the outstanding $60 million of its Series S 6.03% General and Refunding Mortgage Bonds, and on September 15 paid $8 million of maturing medium-term notes. In addition, Central Maine reacquired 1.2 million shares of stock from CMP Group for $19 million following the holding company formation.

 5.   Other Transactions

     Three non-recurring events had a significant impact on earnings: 1) In September 1998, MaineCom, a subsidiary of CMP Group, sold its 40-percent interest in New England Fibre Communications. The sale resulted in a net after-tax gain of approximately $5.7 million. 2) In August 1998, Central Maine sold shares then owned directly in NEON, now a 38.5-percent-owned equity investment of MaineCom, as part of the initial public offering of NEON common stock. The net after-tax gain was approximately $1.9 million.
     3) In September 1998 Central Maine finalized the sale of transmission-line easements to a gas-pipeline contractor. The net after-tax gain of approximately $3.8 million resulted in increased earnings.

 6.   Transactions with Affiliated Companies

     Central Maine provides services to CMP Group and its subsidiaries as well as non-affiliated parties. As of September 30, 1998, Central Maine's accounts receivables included the following:

                         CMP Group                  $  84,751
                         MainePower                    97,715
                         CMPI                          99,553
                         MaineCom                     625,402
                         Telesmart                     42,754
                         Union Water                  910,812

     Central Maine receives services from CMP Group and its subsidiaries in addition to non-affiliated parties. Central Maine's accounts payables on September 30, 1998 included the following:

                         CMP Group                   $492,735
                         MainePower                   180,449
                         CMPI                         134,724
                         MaineCom                      -
                         Telesmart                     47,177
                         Union Water                  985,750

 7.   Fiber Optic Network

     CMP Group, largely through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), which is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 900 route miles, or more than 60,000 fiber miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of September 30, 1998, NEON had completed construction of approximately 450 route miles, or 31,000 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

     On August 5, 1998, NEON completed initial public offerings of $48.0 million of common stock and $180.0 million of senior notes, and Central Maine, as part of the common-stock offering, sold some of its then-owned shares in NEON for proceeds of approximately $3.4 million. In addition, with some of the proceeds of the offering NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement. CMP Group believes there is a growing need for such a fiber optic network in the Northeast and that NEON's outside financing will provide substantial assistance in completing construction of the network, but cannot predict the results of this venture. The common stock of NEON is listed on The Nasdaq Stock Market's National Market under the symbol "NOPT".

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations of CMP Group and Central Maine Power Company

This is a combined Quarterly Report on Form 10-Q of CMP Group and Central Maine. Therefore, our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) applies to both CMP Group and Central Maine. CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine (collectively, the CMP Group System). Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. The MD&A should be read in conjunction with the consolidated financial statements included herein.

Note re Forward-Looking Statements

This Report on Form 10-Q contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. CMP Group and Central Maine undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by CMP Group or Central Maine which attempt to advise interested parties of the facts which affect CMP Group or Central Maine's business.

Factors that could cause actual results to differ materially include, among other matters, the permanent closure and decommissioning of the Maine Yankee nuclear generating plant and resulting regulatory proceedings; the actual costs of decommissioning the Maine Yankee plant; outages at the other generating units in which Central Maine holds interests; failure to resolve any significant aspect of the "Year 2000 problem"; electric utility industry restructuring, including the ongoing state and federal activities; the results of Central Maine's planned sale of its generating assets; Central Maine's ability to recover its costs resulting from the January 1998 ice storms; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which Central Maine operates, including regulatory treatment of stranded costs; CMP Group's investment in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities, and compliance with laws and regulations.

Operating Results

                                               CMP
                                              Group                              Central Maine
                                                         (dollars in millions)
Net income (loss) Three months ended:
     September 30, 1998                        $17.4          $0.54/share             $13.1
     September 30, 1997                         (7.7)        $(0.24)/share             (5.8)
                                               -----                                  -----
     Increase                                  $25.1                                  $18.9

   Nine months ended:
     September 30, 1998                        $34.4          $1.06/share             $33.1
     September 30, 1997                          1.3          $0.04/share               7.6
                                               -----                                  -----
     Increase                                  $33.1                                  $25.5

Earnings (loss) applicable to common
stock
   Three months ended:
     September 30, 1998                          N/A                                  $12.2          $0.38/share
     September 30, 1997                          N/A                                   (7.7)        $(0.24)/share

   Nine months ended:
     September 30, 1998                          N/A                                  $29.2          $0.90/share
     September 30, 1997                          N/A                                    1.3          $0.04/share

The 1998 results have benefited significantly from reduced operating cost of $6.7 million in the third quarter and $21.2 million nine months to date, for Central Maine's 38-percent share of Maine Yankee, and lower fuel costs of $11.4 million and $40.4 million for the third quarter and nine months to date, due to the expiration of a high-cost contract for non-utility energy. In addition, three non-recurring events had a significant impact on earnings: 1) In September 1998, MaineCom, a subsidiary of CMP Group, sold its 40-percent interest in New England Fibre Communications. The sale resulted in a net after-tax gain of approximately $5.7 million or $0.18 per share. 2) In August 1998, Central Maine sold shares then owned directly in NEON, now a 38.5-percent-owned equity investment of MaineCom, as part of the initial public offering of NEON common stock. The net after-tax gain was approximately $1.9 million, or $0.06 per share. 3) In September 1998 Central Maine finalized the sale of transmission-line easements to a gas-pipeline contractor. The net after-tax gain of approximately $3.8 million resulted in increased earnings of approximately $0.12 per share.

Service Area Kwh Sales - Central Maine's service area sales of electricity totaled approximately 2.32 billion kilowatt-hours in the third quarter of 1998, down slightly from the 2.35 billion kilowatt-hour level of a year ago, as follows:

                               Service Area Kilowatt-hour Sales (Millions of KWHs)
                                            Period Ended September 30,

                                                   Three                                            Nine
                                         Months                                        Months
                            1998           1997        % Change          1998            1997         % Change
                            ----           ----        --------          ----            ----         --------


Residential                 676.5          651.5           3.8%         2,067.8          2,116.5        (2.3)%
Commercial                  689.1          660.3           4.4          1,925.6          1,897.2         1.5
Industrial                  892.7          983.9          (9.3)         2,606.9          2,841.2        (8.2)
Other                        60.7           52.7          15.3            178.5            164.4         8.5
                        ---------      ---------                       --------         --------
                          2,319.0        2,348.4          (1.3)%        6,778.8          7,019.3        (3.4)%
                          =======        =======                        =======          =======

The changes in service area kilowatt-hour sales reflect the following:

     Kilowatt-hour sales to residential customers increased by 3.8 percent in the third quarter of 1998 primarily due to warmer weather than in 1997, which increased air conditioning usage, and also to the fact that the 1998 period contained one additional meter-reading day than the comparable period in 1997. The decrease of 2.3 percent for the 1998 nine-month period compared to 1997 was due primarily to milder temperatures in the first part of 1998, and the loss of sales resulting from the January 1998 ice storm customer outages.

     Commercial kilowatt-hour sales increased by 4.4 percent in the third quarter, and 1.5 percent for the nine months ended September 30, 1998, as compared to 1997. The increased sales in the retail and service sectors were due to the relatively healthy economy and a strong tourist season in Central Maine's service territory.

     Industrial kilowatt-hour sales decreased by 9.3 percent in the third quarter and by 8.2 percent for the nine months ended September 30, 1998, compared to 1997. The decrease was due primarily to the closing of two pulp and paper mills and the expiration of a buy/sell contract with a third paper mill which, as noted below, similarly reduced purchased power energy expenses for the same period. The pulp-and-paper sector of the industrial class accounts for approximately 56 percent of the industrial sales category. In addition, the weakness in Asian economies has been progressively impacting Maine's manufacturing sector in 1998, resulting in lower than expected kwh sales in the industrial sector.

Operating Expenses

Central Maine's purchased power-energy expense decreased by $11.4 million and $40.4 million in the third quarter and year to date, respectively, compared to 1997. The decrease is due primarily to the expiration of a contract with a major non-utility generator in October of 1997.

Central Maine's purchased power-capacity expense decreased $6.7 million and $21.2 million in the third quarter and nine months, respectively, of 1998 compared to 1997, due primarily to the permanent shutdown of the Maine Yankee plant in August 1997.

Maintenance expense increased $2.7 million and $6.7 million for the third quarter and nine months ended September 30, 1998 compared to 1997. This increase was due primarily to Central Maine's operations personnel working in a maintenance capacity as a result of the ice storm in the first quarter, and to subsequent cleanup efforts.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $7.9 million and $14.4 million for the third quarter and nine-month period ended September 30, 1998 compared to 1997, as a result of higher pre-tax earnings for the nine months ended September 30, 1998.

Other Income and Expense

Equity in Earnings of Associated Companies for the CMP Group decreased by $1.8 million in the third quarter of 1998 and $4.1 million for the nine months ended September 30, 1998 compared to 1997. The decrease is due primarily to losses recognized due to start-up costs of NEON. See "Expansion of Lines of Business" below for further discussion.

Other Income increased by $18.1 million and $17.9 million for the third quarter and nine months ended September 30, 1998 as compared to 1997. The third quarter increase is due primarily to gains associated with the sale of stock of NEON then owned by Central Maine, the sale of easements to two gas-pipeline developers and the sale of certain telecommunication holdings of CMP Group's, MaineCom subsidiary. As a result there was an increase in income tax expense on other income of $6.9 million and $6.5 million for the third quarter and nine months ended September 30, 1998.

Other Interest Expense increased by $1.4 million during the first nine months of 1998 as compared to 1997. The increase was due primarily to higher levels of borrowing on Central Maine's revolving credit facility to meet working capital needs.

In July 1997, Central Maine redeemed $14 million of its 8 7/8% Series Preferred Stock at par, under the mandatory and optional sinking-fund provisions of that series. This reduced dividends by approximately $777 thousand in 1998 compared to 1997. On April 1, 1998 Central Maine redeemed all of its 7 7/8% Preferred Stock ($30 million), reducing dividends by approximately $591 thousand and $1.2 million in the third quarter and nine months ended September 30, 1998 compared to 1997. On June 8, 1998, $11.6 million of the outstanding 7.99% Preferred Stock was repurchased, further reducing dividends by approximately $232 thousand and $465 thousand in the third quarter and nine months ended September 30, 1998 compared to 1997. On July 1, 1998, Central Maine redeemed the final $7 million of its 8 7/8% Preferred Stock under the mandatory sinking-fund provision, reducing dividends by approximately $155 thousand in the third quarter of 1998 compared to 1997.

"Year 2000" Computer Issues

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore those computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results, with potentially serious and widespread adverse consequences.

CMP  Group,  through  Central  Maine,  began its Year 2000  problem  remediation
efforts  in  1996,  and  since  that  time  has  developed  a  broad-based   and
comprehensive project plan for addressing Year 2000 issues. The plan includes both Information Technology ("IT") and non-IT systems, addresses both centralized and distributed systems, and encompasses systems critical to the generation, transmission, and distribution of electric energy as well as the traditional business systems necessary to the CMP Group System.

One primary goal of CMP Group has been to achieve Year 2000 readiness for IT infrastructure and centralized business systems by the end of 1998. CMP Group expects to meet that goal with a few minor exceptions related primarily to delayed availability of certain vendor products. Those vendors, however, have indicated a scheduled product availability that should permit Central Maine to be Year-2000 ready in those areas by June 1999.

CMP Group's target completion date for Year 2000 power generation and delivery systems is also June 1999, consistent with the DOE's published request in May 1998 and the overall electric-utility industry guidelines prepared by the North American Electric Reliability Council ("NERC"). CMP Group believes it is on schedule to meet this target.

Overall, CMP Group estimates the current completion status of its comprehensive plan by phase as follows: inventory, 92-percent complete; assessment, 92-percent complete; remediation, 62-percent complete.

In addition to the internal Year 2000 readiness activities discussed above, CMP Group is actively participating in a joint ISO/NEPOOL initiative designed to assess, and assure, power reliability within the NEPOOL area. This initiative encompasses all participants, including Central Maine, within the New England area.

CMP Group also has an active program in place to identify and address issues associated with third-party providers. The program addresses business relationships with all third-party providers, but focuses on those suppliers deemed critical to CMP Group's business. At this time CMP Group has no indication that any third-party with which CMP Group has a material relationship is expecting a Year 2000-related business interruption. CMP Group will continue to monitor and assess its third-party relationships.

CMP Group estimates it will incur approximately $4.0 million of costs associated with making the necessary modifications identified to date to both the centralized and non-centralized systems. As of September 30, 1998, approximately $2.5 million of such costs have been incurred.

CMP Group recognizes that failure to correct problems associated with year 2000 issues could result in material operational and financial risks if the affected systems either cease to function or produce erroneous results. Such risks could include inability to operate fossil-fueled and hydro-electric generating facilities, disruptions in the operation of transmission and distribution systems, an inability to access interconnections with other utilities, and disruptions to major business systems (customer information and service, administrative, and financial). CMP Group cannot at this time quantify the effect of these potential events on CMP Group's or Central Maine's operations, liquidity, or financial condition.

In order to minimize the risk, and the potential recovery time, from Year 2000 problems, CMP Group is actively involved in contingency planning. Although CMP Group has knowledge and experience in disaster/recovery planning and execution, it recognizes the importance of year 2000-specific contingency planning and, accordingly, is participating in the integrated contingency planning effort headed by NERC and the Northeast Power Coordinating Council ("NPCC"). In addition, CMP Group is in the process of developing comprehensive Year 2000-specific contingency plans for its own independent operations.

CMP Group believes its plans are adequate to attain Year 2000 readiness, but cannot predict what effect, if any, the Year 2000 problem will have on its business operations or financial results.

Liquidity and Capital Resources

Increases in Central Maine's retail rates are limited by Central Maine's ARP. For a discussion of the ARP, including a 1.33-percent rate increase effective July 11, 1998, and a proposed rate reduction of approximately ten percent contingent on the consummation of Central Maine's planned sale of generating assets in the first quarter of 1999, see Note 3, "Regulatory and Legislative Matters" - "Alternative Rate Plan."

Approximately $117.9 million of cash was provided during the nine months ended September 30, 1998, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $79.9 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities.

Included in net income is $19.1 million for CMP Group and $9.5 million for Central Maine, of gains associated with the sale of investments and properties.

Investing activities, primarily construction expenditures, utilized $29.8 million in cash during the first nine months of 1998 for generation, transmission, distribution, and general construction expenditures. In order to accommodate existing and future loads on its electric system Central Maine is engaged in a continuing construction program. Central Maine's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, the timing of its divestiture of its generating assets, customer growth and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

CMP Group received proceeds of approximately $21.3 million from the sale of investments and properties. In addition, Central Maine received approximately $20.1 million resulting from the sale of several subsidiaries to CMP Group.

During the nine months ended September 30, 1998, CMP Group paid dividends on common stock of $21.9 million, while preferred-stock dividends, paid by Central Maine, utilized $4.9 million of cash. In addition, Central Maine reacquired 1.2 million shares of stock from CMP Group for $19 million following holding company formation.

During the third quarter Central Maine issued a total of $70 million of callable, one-year, floating-rate, medium-term notes. In addition, on October 22, 1998, Central Maine issued $50 million, and on October 31 $25 million, of such medium-term notes, making a total of $287 million of Central Maine's medium-term notes outstanding at November 3, 1998.

On July 1, 1998, Central Maine redeemed the final $7 million of its 8-7/8% Preferred Stock through the mandatory sinking fund provision. On August 15, 1998, Central Maine paid at maturity the outstanding $60 million of its Series S 6.03% General and Refunding Mortgage Bonds, and on September 15 paid $8 million of maturing medium-term notes. In addition, on November 2, Central Maine paid at maturity its outstanding $75 million of 6.25% General and Refunding Mortgage Bonds.

At the annual meeting of the stockholders of Central Maine on May 15, 1997, the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program was implemented to increase Central Maine's financing flexibility in anticipation of restructuring and increased competition.

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility. Both credit facilities require annual fees on the total credit lines. The fees are based on Central Maine's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded based upon of Central Maine's past credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. Central Maine had $70 million in outstanding notes as of September 30, 1998 under the credit facilities. The facilities are being amended to reduce the banks' aggregate commitments to $75 million, revise the banks' fees, and amend certain other provisions to reflect the reorganization of Central Maine into a holding company structure and other changed circumstances.

On August 5, 1998, the MPUC approved Central Maine's application to purchase up to 11 million shares of its outstanding common stock over a three-year period, with a limitation of three million shares that may be repurchased prior to the closing of the sale of Central Maine's generating assets. The amount of any stock purchases and their timing by Central Maine or CMP Group will depend on the need for equity in the respective Company's capital structure, investment opportunities and other considerations. Neither Central Maine nor CMP Group has adopted a formal stock-purchase plan.

Purchased Power Contract - Effective July 28, 1998, Central Maine replaced a purchased-power contract for energy from a wood-fired plant in Stratton, Maine. The old contract was terminated and a new agreement for 45 megawatts at lower rates was entered into, which is estimated to save Central Maine over $28 million in net present value over the contract's term through August 2009.

Storm Damage to Company's System - On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers, and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. Central Maine's incremental non-capital costs of the repair effort totaled approximately $51 million, most of which is labor-related.

On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. The order requires Central Maine, as part of its annual filing under the ARP, to file information on the amounts deferred under the order and to submit a proposal as to how the costs associated with the order should be recovered under the ARP. In the ARP filing Central Maine stated that once the final cost of the storm was determined and the status of federal assistance was finalized Central Maine would propose a plan for recovery of its costs. Based on the MPUC order, potential federal assistance and/or collection in rates, Central Maine has deferred approximately $51 million in storm related costs as of September 30, 1998. In October, the MPUC staff issued its draft report of its summary investigation of Maine utilities response to the January ice storm. This report finds no basis for further formal adjudicatory investigation into Maine utilities response to the January ice storm and supports the utilities actions. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with congressional intent. Central Maine cannot predict what portion of its ice storm-related costs it will ultimately recover from the Congressional appropriation or from its customers, or when any such recovery will take place.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in Central Maine's Annual Report on Form 10-K for the year ended December 31, 1997, the Plant had experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

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

Another result of the controversy associated with the allegations was an investigation of Maine Yankee initiated by the NRC's Office of Investigations ("OI"), which, in turn, referred certain issues to the United States Department of Justice ("DOJ") for possible criminal prosecution. Subsequently, on September 24, 1997, the DOJ, through the United States Attorney for Maine, announced that its review had revealed insufficient grounds for criminal prosecution. On October 8, 1998, the NRC issued a notice of violation for the pre-shutdown violations, but announced that it was imposing no civil penalties for those violations.

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

Costs - Central Maine has incurred substantial costs in connection with its 38-percent share of Maine Yankee costs. In 1997 such costs amounted to approximately $132.3 million for Central Maine: $72.8 million due to basic operations and maintenance costs, $54.0 million due to replacement power costs and $5.5 million associated with incremental costs of operations and maintenance. The Maine Yankee Board's decision to close the Plant mitigated the costs Central Maine would otherwise have incurred through a phasing down of Maine Yankee's operations and maintenance costs, with substantial reductions in Maine Yankee's workforce having been implemented, but did not reduce the need to buy replacement energy and capacity. Central Maine expects its share of Maine Yankee operations and maintenance costs to be approximately $45 million in 1998, based on information provided by Maine Yankee. The amount of costs for replacement energy and capacity varies based on Central Maine's power requirements and market conditions. The impact of the nuclear-related costs on Central Maine was the major obstacle to achieving satisfactory results in 1997, despite the approximately $75 million in annual Maine Yankee-related costs embedded in the determination of Central Maine's required revenues for ratemaking purposes and despite success in controlling other operating costs.

Central Maine's 38-percent ownership interest in Maine Yankee's common equity amounted to $32.2 million as of September 30, 1998, and under Maine Yankee's Power Contracts and Additional Power Contracts, Central Maine is responsible for 38 percent of the costs of decommissioning the Plant. Maine Yankee's most recent comprehensive estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for an estimated total cost of $508.2 million (in 1997 dollars). The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 FERC rate order. On September 30, 1998, the balance in the Maine Yankee decommissioning fund was $214.9 million. On November 6, 1997, Maine Yankee submitted the new estimate (adjusted to $507.2 million) to the FERC as part of its rate case reflecting the fact that the Plant was no longer operating and had entered the decommissioning phase. If the FERC accepts the filed estimate, the amount of Maine Yankee's collections for decommissioning would rise from the $14.9 million previously allowed by the FERC to approximately $36.4 million per year. Maine Yankee has indicated that it plans to further update its decommissioning cost estimate through supplemental testimony before final consideration by the FERC.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which Central Maine's 38-percent share would be approximately $353 million. The legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission-and-distribution companies. Based on the legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, Central Maine believes that it is entitled to recover substantially all of its share of such costs from its customers and as of September 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $297.4 million, which is the $353 million discussed above net of Central Maine's post-September 1, 1997 cost-of-service payments to Maine Yankee.

Management Audit - On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant, and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. Central Maine believes the report's negative conclusions are unfounded and may be contradictory. Central Maine has been charging its share of the Maine Yankee expenses to income, and under the ARP has requested only price increases that were below the applicable rate of inflation. Central Maine believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC and the Maine Office of the Public Advocate ("OPA") are actively participating, while indicating that the MPUC's consultant would continue its extended review. Based on preliminary indications, Central Maine expects the consultant's recommendations resulting from its extended review would call for additional disallowances, which Maine Yankee has said it would expect to contest vigorously.

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

On January 14, 1998, the FERC accepted for filing the rates associated with the amended Power Contracts and made them effective January 15, 1998, subject to refund. The FERC also ordered that a public hearing be held concerning the prudence of Maine Yankee's decision to shut down the Plant and on the justness and reasonableness of Maine Yankee's proposed rate amendments. Those issues are being pursued vigorously by several intervenors, including the MPUC and the OPA, and the parties have been discussing proposals to resolve those issues. The hearing in the FERC rate proceeding is currently scheduled to begin in May of 1999. Central Maine cannot predict the outcome of the FERC proceeding.

In a FERC rate proceeding involving the Connecticut Yankee plant a FERC administrative law judge issued an initial decision on August 31, 1998. The law judges found that Connecticut Yankee had failed to meet its burden of proof in supporting additional decommissioning cost collections and ordered that Connecticut Yankee recover decommissioning costs at the lower rate approved in its previous rate case. In addition, the law judge found imprudent management to be a factor contributing to the Connecticut Yankee shutdown decision and reached other conclusions that were partially unfavorable to Connecticut Yankee with respect to some issues that are similar to those being litigated in the Maine Yankee proceeding. Although the Maine Yankee and Connecticut Yankee plants were operated by different entities and the factual operating histories as well as present decommissioning operations, of the two plants are different in many respects, a final decision by the FERC in the Connecticut Yankee proceeding on issues also being litigated in the Maine Yankee case could have some precedential effect in the Maine Yankee FERC proceeding. Central Maine cannot predict what the FERC's final determination of those issues will be in the Connecticut Yankee proceeding or any effect it might have on the Maine Yankee proceeding.

On January 15, 1998, Maine Yankee, its former bondholders and lender banks revised the Standstill Agreements and extended their term to April 15, 1998. On April 7, 1998, Maine Yankee refunded all of its mortgage bonds and bank debt by means of a three-year revolving credit facility with two major banks, which may be extended by agreement of the parties, and a $48 million term loan due in 2006 from a major institutional investor, and discharged its First Mortgage Indenture. The banks' revolving credit commitments are scheduled to be reduced through planned prepayments, structured to conform to Maine Yankee's projected cash flows, in two decrements from their initial level of $80 million to a working-capital level of $20 million on March 31, 2000, and were reduced to $50 million in June 1998. The new debt obligations are secured by a security interest in Maine Yankee's rights in its Power Contracts, Additional Power Contracts and Capital Funds Agreements with its Sponsors (the "Assigned Agreements") and its rights to certain third-party payments, and contain restrictions on the payment of common-stock dividends, based on Maine Yankee's cash position and a debt-service coverage test. In addition, in connection with the refinancing each of the Sponsors, including Central Maine, affirmed its obligations under the Assigned Agreements and agreed not to take the position that the permanent shutdown of the Plant gave rise to any right to terminate or reduce payments under the Assigned Agreements.

Other Maine Yankee Shareholders - Higher nuclear-related costs have been affecting the financial condition of other stockholders of Maine Yankee in varying degrees. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default. Central Maine cannot predict, however, what effect, if any, the financial and regulatory difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or Central Maine.

Restructuring Legislation and MPUC Proceeding

The 1997 Maine restructuring legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution utility (Central Maine), comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution companies continuing to be regulated by the MPUC. The MPUC is conducting the proceeding that will ultimately determine Central Maine's stranded costs and corresponding revenue requirements, and has scheduled completion of the current phase of the proceeding for the first quarter of 1999. On December 5, 1997, Central Maine filed direct testimony in the proceeding estimating its future revenue requirements as a transmission-and-distribution utility and providing an estimate of its strandable costs, which are to be defined by the MPUC later in the proceeding. Central Maine estimated its strandable costs at approximately $1.3 billion, net present value, and explained the assumptions underlying the estimate. On February 10, 1998, Central Maine reduced its estimate of strandable costs to $0.8 billion to reflect the anticipated sale of its generating assets. Central Maine cannot predict the results of the MPUC proceeding, which is scheduled to conclude in January 1999, subject to later updating prior to March 1, 2000.

Recovery of nuclear-plant decommissioning costs as required by federal law, rule or order will be funded through transmission-and-distribution utility rates and charges. In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct any substantial inaccuracies in the year 2003 and at least every three years thereafter.

Upon the commencement of retail access on March 1, 2000, Central Maine, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within Central Maine's service territory, as determined by the MPUC. On June 30, 1998, the MPUC approved the creation of such an affiliated energy provider, subject to certain conditions designed to eliminate any market advantage the new company might gain through its affiliation with Central Maine, and the new company, "MainePower", has been organized as a wholly-owned subsidiary of CMP Group.

Agreement for Sale of Generation Assets

On January 6, 1998, Central Maine announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets for Union Water Power, to Florida-based FPL Group. The related book value for these assets was approximately $221 million at December 31, 1997. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.4 million, including $1.7 million for Union Water assets. The related book value of these assets are approximately $11.9 million.

Central Maine's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone Unit No. 3 nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the present sale. Central Maine will continue to seek buyers for those assets. Central Maine did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

Substantially all of the generating assets included in the sale are subject to the lien of Central Maine's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Proceeds on deposit with the trustee may be used by Central Maine to redeem or repurchase bonds under the terms of the Indenture, including the possible discharge of the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. Central Maine must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, market conditions and terms of outstanding securities.

The bid value in excess of the remaining investment in the power plants will reduce Central Maine's stranded costs and other costs, which could lower the amount that would otherwise be collected from customers by nearly half a billion dollars. However, Central Maine will incur incremental costs as a result of the power buy-back arrangements in excess of the pre-sale costs of capacity and energy from the plants being sold, which will effectively lower the amount of sale proceeds available to reduce stranded and other costs. Central Maine believes that the reduction in stranded and other costs could permit a reduction in rates for Central Maine's customers.

The sale is subject to various closing conditions, including the approval of the MPUC and the FERC, which Central Maine expects will extend into the first quarter of 1999, and is subject to consents or covenant waivers from certain of Central Maine's lenders. On November 9, 1998, the MPUC Hearing Examiner issued his report, in the form of a recommended decision, approving the generation-asset sale as being in the public interest. The Hearing Examiner also found that the benefits of the sale outweighed the "detriments" of a letter agreement between Central Maine and FPL Group which raised certain transmission-access issues that will ultimately be resolved by the FERC. Finally, in a separate appendix to the report that was not publicly released with the report, the Hearing Examiner recommended a ratemaking adjustment that would require Central Maine to bear the risk of energy market price changes with respect to its energy-buyback agreements between the date of closing of the asset sale and March 1, 2000. Central Maine is planning to oppose the Hearing Examiner's ratemaking adjustment in comments to be filed before final MPUC action on the asset sale, which is scheduled for November 23. Central Maine cannot predict the final MPUC decision or whether or in what form the necessary regulatory approvals, consents and waivers will be obtained.

Central Maine believes that consummation of the asset sale described above would constitute significant progress in resolving some of the uncertainties regarding the effects of electric-utility industry restructuring on Central Maine's or CMP Group's investors; however, significant risks and uncertainties would remain. These include, in addition to those enumerated above under "Note re Forward-Looking Statements," but are not limited to: (1) the possibility that a state or federal regulatory agency will impose adverse conditions on its approval of the asset sale; (2) the possibility that new state or federal legislation will be implemented that will increase the risks to such investors from those contemplated by current legislation; and (3) the possibility of legislative, regulatory or judicial decisions that would reduce the ability of Central Maine to recover its stranded costs from that contemplated by existing law.

Expansion of Lines of Business

General - CMP Group is also preparing for competition by expanding its business opportunities through investments that capitalize on core competencies. MaineCom Services is a subsidiary that arranges fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned accounts receivable management subsidiary. Another wholly-owned subsidiary, CNEX, formerly CMP International Consultants, provides utility consulting (domestic and international) and research. The wholly-owned Union Water Power Company provides management of rivers and recreational facilities, locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, engineering and environmental services, and utility construction services. These subsidiaries often utilize skills of former Central Maine employees and regularly compete for business with other companies. Two additional areas of business opportunity being pursued by CMP Group through its subsidiaries are discussed in the following two paragraphs.

Natural Gas Distribution - CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to pursue opportunities to distribute natural gas at retail in many Maine communities that are not currently served with that fuel. They would offer natural-gas service in several areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Bethel, Windham and Waterville areas. None of the 60 towns in those areas currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by Central Maine and MEPCO. On July 24, 1998, the MPUC authorized the joint venture to serve the areas it had applied to serve. The new company (now "CMP Natural Gas, L.L.C.", equally owned by subsidiaries of CMP Group and Energy East) would face competition from a new gas utility affiliated with Bangor Hydro-Electric Company in the Bangor area and in the Bath-Brunswick area, from an existing gas utility, Northern Utilities, Inc., which has been serving other areas of Maine, including the Portland and Lewiston-Auburn areas. CMP Group's level of investment is dependent on the overall economic feasibility of natural gas as a competitive energy option in Maine, a sufficient expression of customer interest in gas service from CMP Natural Gas, and the prospects for achieving an acceptable return on investment. CMP Natural Gas, L.L.C., which is owned equally by subsidiaries of CMP Group and Energy East, is positioning itself to offer gas in the Augusta and Bangor areas, and in other communities including Bath, Bethel, Brunswick, Windham, Rumford, and Waterville.

Fiber Optic Network - CMP Group, largely through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), which is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 900 route miles, or more than 60,000 fiber miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of September 30, 1998, NEON had completed construction of approximately 450 route miles, or 31,000 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

On August 5, 1998, NEON completed initial public offerings of $54.0 million of common stock and $180.0 million of senior notes, and Central Maine, as part of the common-stock offering, sold some of the shares in NEON it then owned for proceeds of approximately $3.4 million. In addition, with some of the proceeds of the offering NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement. CMP Group believes there is a growing need for such a fiber optic network in the Northeast and that NEON's outside financing will provide substantial assistance in completing construction of the network, but cannot predict the results of this venture. The common stock of NEON is listed on the Nasdaq Stock Market's National Market under the symbol "NOPT".

Environmental Matters

CMP Group and its subsidiaries assess compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At September 30, 1998, Central Maine had an accrued liability of $2.6 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 2, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion of this matter.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Central Maine is exposed to interest rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. Its exposure to changes in applicable interest rates has increased during 1998, due to its issuance of $262 million of medium-term notes during the year, $202 million of which bear floating, LIBOR-based, rates. Most of the floating-rate medium-term notes issued during 1998 replaced fixed-rate mortgage bonds or other fixed-rate securities.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Shareholder Suit - On September 25, 1997, a lawsuit was filed in the United States District Court for the Southern District of New York by a New Jersey resident claiming to be a shareholder of Central Maine against the current members of Central Maine's board of directors, including the then President and Chief Executive Officer, and three former directors. The complaint contains a derivative claim that the defendants recklessly mismanaged the oversight and operation of the Maine Yankee Plant and an individual claim that the defendants failed to make timely and adequate disclosures of information in connection with issues surrounding the Plant. The complaint does not seek damages against Central Maine, but requests that the defendants disgorge the compensation they received during the period of alleged mismanagement, pay to Central Maine costs incurred allegedly as a result of the claimed actions, and cause Central Maine to take steps to prevent such actions.

The defendants moved to dismiss the suit for failure of the plaintiff to make a pre-suit demand on Central Maine's board of directors, as required by Maine law, and on February 18, 1998, the suit was dismissed. On April 2, 1998, Central Maine received such a demand from the plaintiff, which is under consideration by the board.
Central Maine believes the plaintiff's claim is without merit.

Regulatory Matters - For a discussion of certain significant regulatory matters affecting Central Maine, including those related to the permanent shutdown of the Maine Yankee Plant, as well as electric-utility restructuring, an MPUC proceeding that will determine Central Maine's stranded costs and related matters, and the sale of its generation assets, see Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of
Operation" - "Permanent Shutdown of Maine Yankee Plant", "Restructuring Legislation and MPUC Proceeding," and "Agreement for Sale of Generation Assets," which are incorporated herein by reference.

Tax Appeal - For a discussion of Central Maine's appeal of two significant federal income tax adjustments proposed by the Internal Revenue Service see Note 2, "Commitments and Contingencies" - "Proposed Federal Income Tax Adjustments."

Environmental Matters - For a discussion of administrative and judicial proceedings concerning cleanup of hazardous waste sites see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. Through Item 4. Not applicable

Item 5. Other Information

Shareholder Proposals, Nomination of Directors by Shareholders - The CMP Group charter provides that in order for a shareholder to properly bring a proposal before the CMP Group annual meeting, such proposal must be received by CMP Group not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting. If the date of such annual meeting is advanced by more than 30 days or delayed by more than 60 days, or in the case of CMP Group's first annual meeting after September 1, 1998, notice by the shareholder to be timely must be received not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of (I) the sixtieth day prior to such annual meeting or (ii) the tenth day following the date on which notice of the date of the annual meeting was given. This requirement is in addition to, and does not otherwise affect, the provisions of the Securities Exchange Act that will govern the submission of proposals by shareholders for inclusion in CMP Group's proxy statement. The Central Maine charter and Central Maine by-laws do not contain similar provisions. The CMP Group charter also requires that shareholder nominations of candidates for election to the Board of Directors of CMP Group be in writing and be received not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting. If the date of such annual meeting is advanced by more than 30 days or delayed by more than 60 days, or in the case of CMP Group's first annual meeting after September 1, 1998, the nomination must be received not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of (I) the sixtieth day prior to such annual meeting or (ii) the tenth day following the date on which notice of the date of the annual meeting was given. The Central Maine charter and Central Maine by-laws do not contain similar provisions.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits. None.
      (b)Reports on Form 8-K. CMP Group filed a report on Form 8-K on September 1, 1998, reporting the implementation of the re-organization of Central Maine and its affiliates into the CMP Group holding company structure.

                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their respective behalfs by the undersigned thereunto duly authorized.

                                           CMP GROUP, INC.



Date:  November 16, 1998     By     /s/ David E. Marsh_____________________
      --------------------
                                    David E. Marsh, Chief Financial Officer
                                    (Principal Financial Officer and duly
                                    authorized officer)



                                           CENTRAL MAINE POWER COMPANY



Date:  November 16, 1998     By    /s/ Curtis I. Call______________________
      --------------------
                                    Curtis I. Call, Treasurer (duly authorized
                                    officer)



                             By     /s/ Michael W. Caron___________________
                                    Michael W. Caron, Comptroller (Chief
                                    Accounting Officer)