Form 10-Q
period 1999-06-30
CENTRAL MAINE POWER CO
filed 1999-08-10
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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

As of August 6, 1999, the number of shares of Common Stock outstanding for each registrant was as follows:

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

Part I.  Financial Information

Item 1 - Consolidated Financial Statements

CMP Group, Inc.
   Consolidated Statement of Earnings for the Three Months
   Ended June 30, 1999 and 1998                                            5

   Consolidated Statement of Earnings for the Six Months
   Ended June 30, 1999 and 1998                                            6

   Consolidated Balance Sheet - June 30, 1999 and December 31, 1998:
     Assets                                                                7
     Stockholders' Equity and Liabilities                                  8

   Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 1999 and 1998                                            9

Central Maine Power Company
   Consolidated Statement of Earnings for the Three Months
   Ended June 30, 1999 and 1998                                           10

   Consolidated Statement of Earnings for the Six Months
   Ended June 30, 1999 and 1998                                           11

   Consolidated Balance Sheet - June 30, 1999 and December 31, 1998:
     Assets                                                               12
     Stockholders' Equity and Liabilities                                 13

   Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 1999 and 1998                                           14

Notes to Consolidated Financial Statements                                15

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       28

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       46

Part II.  Other Information                                               48

Signatures                                                                51


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

CERCLA                          Comprehensive Environmental Response,
                                Compensation, and Liability Act.

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

CMP Natural  Gas                CMP   Natural   Gas,   L.L.C.,   a limited-
                                liability  company owned by subsidiaries of CMP
                                Group and Energy East to distribute natural gas in Maine.

CNEX A wholly owned subsidiary of CMP Group, (previously called CMP International Consultants), which provides utility consulting (domestic and international) and research.

Connecticut DPUC                Connecticut Department of Public Utility Control

Cumberland Securities           Cumberland Securities Corporation,  a
                                wholly owned subsidiary of Central Maine which owns and manages real estate.

Connecticut Yankee              Connecticut Yankee Atomic Power Company

D&P                             Duff & Phelps Credit Rating Co.

DOE                             United States Department of Energy

DOJ                             United States Department of Justice

EE Merger Corp.                 A Maine corporation that is a wholly-owned
                                subsidiary of Energy East

EITF                            Emerging Issues Task Force of FASB

Energy East                     Energy East Corporation, a New York holding
                                company  which is an energy  delivery,  products
                                and services company doing business in New York,
                                Massachusetts,   Maine  and  New  Hampshire,  in
                                addition to being the parent company of NYSEG effective May 1, 1998, and which entered into an Agreement and Plan of Merger dated as of June
                                14, 1999, with CMP Group and EE Merger Corp.

EPA                             United States Environmental Protection Agency.

EPS                             Earnings per share

ERAM                            Electric Revenue Adjustment Mechanism

FASB                            Financial Accounting Standards Board

FCC                             Federal Communications Commission

FERC                            Federal Energy Regulatory Commission

FEV                             Fairfield Energy Venture

FPL                             FPL Group, Inc.

Indenture                       General and Refunding Mortgage Indenture between
                                Central Maine and State Street Bank and Trust
                                Company, Trustee, dated as of April 15, 1976, as amended and supplemented.

IPO                             Initial Public Offering

IRC                             Internal Revenue Code

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

Merger Agreement                The Agreement and Plan of Merger dated as of
                                June 14, 1999, by and among CMP Group, Energy
                                East and EE Merger Corp.

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

Vermont Yankee                  Vermont Yankee Nuclear Power Corporation.

Waste Act                       Federal Low-level Radioactive Waste Policy
                                Amendments Act.

Yankee Atomic                   Yankee Atomic Electric Company





                         PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

In the opinion of CMP Group, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1999, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended June 30, 1999 and 1998. CMP Group is the parent holding company of Central Maine, Union Water, MaineCom, CNEX and New England Gas Development. Central Maine constitutes substantially all of CMP Group's assets, revenues and expenses. All nonutility operating transactions are included in other non-utility revenues and operating expenses in CMP Group's Consolidated Statement of Income.

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)
                                                                   For the Three Months
                                                                       Ended June 30,
                                                                    1999           1998
Revenues
     Electric operating revenues                             $    214,686    $    208,216
     Other non-utility revenues                                    10,482           1,113
        Total Revenues                                            225,168         209,329

Operating Expenses
     Fuel used for company generation                               1,260           7,909
     Purchased power
        Energy                                                     88,842          85,469
        Other (capacity)                                           31,214          21,086
     Other operation                                               64,747          52,180
     Maintenance                                                    8,025           8,564
     Depreciation and amortization                                 12,005          13,808
     Taxes other than income taxes                                  4,748           5,987
        Total Operating Expenses                                  210,841         195,003

Operating Income                                                   14,327          14,326

Other Income (Expense)
     Equity in earnings of associated companies                       320             157
     Allowance for equity funds used during construction              115             115
     Other, net                                                     6,961             975
     Minority interest in consolidated net income                     (69)            (66)
     Gain on sale of investments and properties                     6,022              12
         Total Other Income (Expense)                              13,349           1,193

Interest Charges
     Long-term debt                                                 7,579          10,649
     Other interest                                                11,950           2,351
     Allowance for borrowed funds used during construction            (77)            (72)
        Total Interest Charges                                     19,452          12,928

Income Before Income Taxes and Preferred Dividends                  8,224           2,591
     Income taxes                                                   3,264             945
     Dividends on Preferred Stock of Subsidiary                       919           1,074

Net Income                                                   $      4,041    $        572

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                         32,442,552      32,442,752

Earnings Per Share Of Common Stock - Basic                   $       0.12          $ 0.02
Earnings Per Share Of Common Stock - Diluted                 $       0.12          $ 0.02

Dividends Declared Per Share Of Common  Stock                $      0.225          $0.225

The  accompanying  notes are an  integral  part of these financial statements.

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                               For the Six Months
                                                                   Ended June 30,
                                                              1999            1998
Revenue
     Electric operating revenues                              $485,380        $456,961
     Other non-utility revenues                                 16,421           1,810

        Total Revenues                                         501,801         458,771

Operating Expenses
     Fuel used for company generation                           10,207          11,981
     Purchased power
        Energy                                                 183,317         189,764
        Other (capacity)                                        53,988          45,462
     Other operation                                           117,951          97,954
     Maintenance                                                16,299          18,679
     Depreciation and amortization                              26,677          27,630
     Taxes other than income taxes                              12,153          13,041

        Total Operating Expenses                               420,592         404,511


Operating Income                                                81,209          54,260


Other Income (Expense)
     Equity in earnings of associated companies                 (2,659)          1,748
     Allowance for equity funds used during construction           307             289
     Other, net                                                  8,196           1,611
     Minority interest in consolidated net income                 (694)           (114)
     Gain on sale of investments and properties                 13,033              11

        Total Other Income (Expense)                            18,183           3,545


Interest Charges
     Long-term debt                                             18,132          21,499
     Other interest                                             13,330           4,027
     Allowance for borrowed funds used during construction        (214)           (199)

        Total Interest Charges                                  31,248          25,327


Income Before Income Taxes                                      68,144          32,478
     Income taxes                                               29,008          12,537
     Dividends on Preferred Stock of Subsidiary                  1,838           2,971

Net Income                                                   $  37,298        $ 16,970


Weighted Average Number Of Shares Of Common
     Stock Outstanding                                      32,442,552      32,442,752

Earnings Per Share Of Common Stock - Basic                       $1.15           $0.52
Earnings Per Share Of Common Stock - Diluted                     $1.14           $0.52

Dividends Declared Per Share Of Common Stock                     $0.45           $0.45

The accompanying notes are an integral part of these financial statements


                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                   ASSETS                                June 30,     December 31,
                                                                           1999          1998
                                                                                (Unaudited)
Current Assets
    Cash and cash equivalents                                           $  335,094   $   30,540
    Accounts receivable, less allowance for uncollectible accounts of
    $2,953 in 1999 and $3,136 in 1998
       Service   - billed                                                   69,277       81,169
                 - unbilled                                                 44,918       53,296
       Other accounts receivable                                            11,559       13,753
    Inventories, at average cost
       Fuel oil                                                                100        5,879
       Materials and supplies                                                8,899       13,126
    Funds on deposit with trustee                                                1            1
    Prepayments and other current assets                                     4,230       10,268

          Total Current Assets                                             474,078      208,032


Electric Property, at original cost                                      1,321,053    1,750,837
    Less: Accumulated depreciation                                         540,591      694,410

          Net electric property in service                                 780,462    1,056,427


Property, non utility                                                       19,464       23,244
    Less: Accumulated Depreciation                                           5,592        6,802

          Net Non-Utility property                                          13,872       16,442

    Construction work in progress                                           14,823       19,538
    Nuclear fuel                                                             1,830        1,147

          Total net property                                               810,987    1,093,554

Investments In Associated Companies, at equity                              58,209       71,880

    Total Net Property and Investments in Associated Companies             869,196    1,165,434


Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net             75,795       78,539
    Yankee Atomic purchased-power contract                                   5,466        7,761
    Connecticut Yankee purchased-power contract                             27,927       29,913
    Maine Yankee purchased-power contract                                  256,410      273,895
    Regulatory assets-nuclear impairment                                    82,982           --
    Regulatory assets - deferred taxes                                     212,045      235,451
    Other deferred charges and other assets                                253,691      263,859

          Deferred Charges and Other Assets, Net                           914,316      889,418


          Total Assets                                                  $2,257,590   $2,262,884


The accompanying notes are an integral part of these financial statements




                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES
                                                          June 30,  December 31,
                                                            1999        1998
                                                        (Unaudited)
Current Liabilities and Interim Financing
    Interim financing                                   $    101,628 $  298,356
    Sinking-fund requirements                                 18,716     11,455
    Accounts payable                                          63,931     90,960
    Dividends payable                                          8,243      7,304
    Accrued interest                                           3,604      7,524
    Accrued income taxes                                     154,386     19,911
    Miscellaneous current liabilities                         18,402     15,909

       Total Current Liabilities and Interim Financing       368,910    451,419


Commitments and Contingencies (Note 4)

Other Liabilities and Deferred Credits
    Accumulated deferred income taxes                         68,744    376,043
    Unamortized investment tax credits                        14,347     29,064
    Yankee Atomic purchased-power contract                     5,466      7,761
    Connecticut Yankee purchased-power contract               27,927     29,913
    Maine Yankee purchased-power contract                    256,410    273,895
    Regulatory assets-nuclear impairment                      16,642        -
    Regulatory liabilities - deferred taxes                   60,504     58,376
    Deferred gain on generation asset sale                   520,861        -
    Other reserves and deferred credits                      197,658    116,805

       Total Other Liabilities and Deferred Credits        1,168,559    891,857


Long-Term Debt
    Mortgage debt                                                  -    117,683
    Other long-term obligations                              124,205    228,598

       Total Long-Term Obligations                           124,205    346,281


Redeemable Preferred Stock                                    18,910     18,910


Stockholders' Equity
    Common-stock                                             162,213    162,213
    Other paid in capital                                    286,035    285,835
    Reacquired common stock                                     (987)      (827)
    Retained earnings                                         94,217     71,668
    Preferred stock                                           35,528     35,528

       Total Stockholders' Equity                            577,006    554,417


       Total Stockholders' Equity and Liabilities         $2,257,590 $2,262,884


The accompanying notes are an integral part of these financial statements.





                                 CMP Group, Inc. and Subsidiaries
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                      (Dollars in thousands)
                                                                 For the Six Months
                                                                   ended June 30,
                                                                   1999         1998
CASH FROM OPERATIONS
    Net income                                                 $  37,298    $  16,970
    Items not requiring (not providing) cash:
       Depreciation                                               21,627       22,566
       Amortization                                               19,269       19,062
       Deferred income taxes and investment tax credits, net     (14,739)      24,676
       Allowance for equity funds used during construction          (307)        (289)
    Preferred stock dividends of subsidiary                        1,838        2,971
    Gain on sale of investments and properties                   (13,033)          --
    Incremental power supply                                     (13,903)          --
    Changes in certain assets and liabilities:
       Accounts receivable                                        22,464       27,262
       Other current assets                                        4,302        2,827
       Inventories                                                 1,455       (2,523)
       Accounts payable                                          (22,246)     (25,424)
       Accrued taxes and interest                                  4,103      (12,528)
       Miscellaneous current liabilities                           2,220        7,767
    Deferred ice storm cost                                           --      (51,323)
    Deferred energy-management costs                                (631)      (1,428)
    Restructuring of purchased power contract                         --      (22,500)
    Carrying cost                                                  4,631           --
    Other, net                                                     1,323        5,954

          Net Cash Provided  by Operating Activities              55,671       14,040


INVESTING ACTIVITIES
       Construction expenditures                                 (21,470)     (21,059)
       Investments in and loans to affiliates                         --      (18,120)
       Central Maine sale of assets                              850,629           --
       Tax payments related to sale of assets                   (153,650)          --
       Selling expense for sale of generation assets             (11,697)          --
       Proceeds from sale of investments and properties           18,119           --
       Changes in accounts payable - investing activities         (4,783)      (2,090)

          Net Cash Provided (Used) by Investing Activities       677,148      (41,269)


FINANCING ACTIVITIES
    Issuances:
       Revolving credit agreement                                     --       18,500
       Medium-term notes                                              --      117,000
    Redemptions:
       Mortgage bonds                                           (118,717)    (117,283)
       Preferred stock                                                --      (41,618)
       Medium-term note                                         (217,000)     (10,000)
       Revolving credit agreement                                (50,000)          --
       Other long-term obligations                               (11,860)        (575)
       Short-term obligations, net                               (15,000)          --
    Funds on deposit with trustee                                     --       61,694
    Purchase of treasury stock                                      (160)          --
    Dividends:
       Common stock                                              (14,609)     (14,609)
       Preferred stock of subsidiary                                (919)      (3,794)

          Net Cash Provided (Used) by Financing Activities      (428,265)       9,315

          Net Increase (Decrease) in Cash                        304,554      (17,914)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      30,540       20,841

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 335,094    $   2,927


For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.





                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

In the opinion of Central Maine, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1999, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended June 30, 1999 and 1998. Central Maine's consolidated financial statements include the accounts of Central Maine and its wholly owned and controlled subsidiaries. All nonutility operating transactions are included in other non-utility revenues and operating expenses in Central Maine's Consolidated Statement of Income.

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                  For the Three Months
                                                                       Ended June 30,
                                                                  1999            1998
Revenues
     Electric operating revenues                                  $214,737        $208,216
     Other non-utility revenues                                        631           1,113

        Total Revenues                                             215,368         209,329


Operating Expenses
     Fuel used for company generation                                1,260           7,909
     Purchased power
        Energy                                                      88,842          85,469
        Other (capacity)                                            31,214          21,086
     Other operation                                                55,518          52,180
     Maintenance                                                     7,978           8,564
     Depreciation and amortization                                  11,757          13,808
     Taxes other than income taxes                                   4,735           5,987

        Total Operating Expenses                                   201,304         195,003


Operating Income                                                    14,064          14,326


Other Income (Expense)
     Equity in earnings of associated companies                      2,712             157
     Allowance for equity funds used during construction               115             115
     Other, net                                                      6,225             975
     Minority interest in consolidated net income                      (69)            (66)
     Gain on sale of investments and properties                         24              12

        Total Other Income (Expense)                                 9,007           1,193


Interest Charges
     Long-term debt                                                  7,534          10,649
     Other interest                                                 11,793           2,351
     Allowance for borrowed funds used during construction             (77)            (72)

        Total Interest Charges                                      19,250          12,928


Income Before Income Taxes                                           3,821           2,591
     Income taxes                                                      567             945

Net Income                                                           3,254           1,646
     Dividends on Preferred Stock                                      919           1,074

Earnings Applicable to Common  Stock                             $   2,335      $      572


Weighted Average Number Of Shares Of Common
     Stock Outstanding                                          31,211,471      32,442,752

Earnings Per Share Of Common Stock - Basic and Diluted               $0.07           $0.02

Dividends Declared Per Share Of Common Stock                         $0.36          $0.225

The accompanying notes are an integral part of these financial statements.


                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                               For the Six Months
                                                                   Ended June 30,
                                                               1999            1998
Revenues
     Electric operating revenues                              $485,307        $456,961
     Other non-utility revenues                                  1,110           1,810

        Total Revenues                                         486,417         458,771

Operating Expenses
     Fuel used for company generation                           10,207          11,981
     Purchased power
        Energy                                                 183,317         189,764
        Other (capacity)                                        53,988          45,462
     Other operation                                           103,367          97,954
     Maintenance                                                16,039          18,679
     Depreciation and amortization                              26,206          27,630
     Taxes other than income taxes                              12,096          13,041

        Total Operating Expenses                               405,220         404,511


Operating Income                                                81,197          54,260


Other Income (Expense)
     Equity in earnings of associated companies                  3,683           1,748
     Allowance for equity funds used during construction           307             289
     Other, net                                                  6,799           1,611
     Minority interest in consolidated net income                 (694)           (114)
     Gain on sale of investments and properties                  7,034              11

        Total Other Income (Expense)                            17,129           3,545


Interest Charges
     Long-term debt                                             18,038          21,499
     Other interest                                             13,166           4,027
     Allowance for borrowed funds used during construction        (214)           (199)

        Total Interest Charges                                  30,990          25,327


Income Before Income Taxes                                      67,336          32,478
     Income taxes                                               26,435          12,537

Net Income                                                      40,901          19,941
     Dividends on Preferred Stock                                1,838           2,971

Earnings Applicable to Common Stock                          $  39,063        $ 16,970


Weighted Average Number Of Shares Of Common
     Stock Outstanding                                      31,211,471      32,442,752

Earnings Per Share Of Common Stock (Basic and Diluted)           $1.25           $0.52

Dividends Declared Per Share Of Common Stock                   $0.585           $0.450

The accompanying notes are an integral part of these financial statements



                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                   ASSETS             June 30,      December 31,
                                                       1999            1998
                                                    (Unaudited)
Current Assets
    Cash and cash equivalents                       $    314,097   $    22,628
    Accounts receivable, less allowance for
    uncollectible accounts of
    $2,953 in 1999 and $3,136 in 1998
       Service   - billed                                 68,676        81,082
                 - unbilled                               44,918        53,110
       Other accounts receivable                          19,504        12,698
    Inventories, at average cost
       Fuel oil                                              100         5,879
       Materials and supplies                              8,431        12,755
    Funds on deposit with trustee                              1             1
    Prepayments and other current assets                   4,136        10,161

          Total Current Assets                           459,863       198,314


Electric Property, at original cost                    1,321,024     1,750,777
    Less: Accumulated depreciation                       540,565       694,463
          Net electric property in service               780,459     1,056,314


Property, Non-Utility                                     12,838        15,895
    Less: Accumulated Depreciation                         3,603         4,150
          Non-Utility Property                             9,235        11,745

    Construction work in progress                         14,092        19,483
    Nuclear fuel                                           1,830         1,147

          Total net property                             805,616     1,088,689

Investments In Associated Companies, at equity            40,472        48,406

    Total Net Property and Investments in
     Associated Companies                                846,088     1,137,095

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned
     projects, net                                        75,795        78,539
    Yankee Atomic purchased-power contract                 5,466         7,761
    Connecticut Yankee purchased-power contract           27,927        29,913
    Maine Yankee purchased-power contract                256,410       273,895
    Regulatory assets-nuclear impairment                  82,982             -
    Regulatory assets - deferred taxes                   212,045       235,451
    Other deferred charges and other assets              249,081       262,512

          Deferred Charges and Other Assets, Net         909,706       888,071


          Total Assets                                $2,215,657    $2,223,480


The accompanying notes are an integral part of these financial statements.


                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES         June 30,           December 31,
                                                                   1999                1998
                                                              (Unaudited)
Current Liabilities and Interim Financing
    Interim financing                                          $    101,383         $  298,183
    Sinking-fund requirements                                        18,716             11,455
    Accounts payable                                                 69,230             93,012
    Dividends payable                                                   943                  5
    Accrued interest                                                  3,579              7,491
    Income taxes payable to parent company                          154,502             20,822
    Miscellaneous current liabilities                                17,423             15,455

       Total Current Liabilities and Interim Financing              365,776            446,423


Commitments and Contingencies (Note 4)

Other Liabilities and Deferred Credits
    Accumulated deferred income taxes                                65,281            372,243
    Unamortized investment tax credits                               14,347             29,064
    Yankee Atomic purchased-power contract                            5,466              7,761
    Connecticut Yankee purchased-power contract                      27,927             29,913
    Maine Yankee purchased-power contract                           256,410            273,895
    Regulatory liabilities-nuclear impairment                        16,642                  -
    Regulatory liabilities - deferred taxes                          60,504             58,376
    Deferred gain on generation asset sale                          520,861                  -
    Other reserves and deferred credits                             189,370            111,506

       Total Other Liabilities and Deferred Credits               1,156,808            882,758


Long-Term Debt
    Mortgage debt                                                         -            117,683
    Other long-term obligations                                     121,803            226,151

       Total Long-Term Obligations                                  121,803            343,834


Redeemable Preferred Stock                                           18,910             18,910


Stockholders' Equity
    Common-stock                                                    162,213            162,213
    Other paid in capital                                           276,572            276,422
    Reacquired common stock                                         (19,000)           (19,000)
    Retained earnings                                                97,004             76,349
    Preferred stock                                                  35,571             35,571

       Total Stockholders' Equity                                   552,360            531,555


       Total Stockholders' Equity and Liabilities                $2,215,657         $2,223,480


The accompanying notes are an integral part of these financial statements.



                           Central Maine Power Company and Subsidiaries
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                      (Dollars in thousands)
                                                                            For the Six Months
                                                                               Ended June 30,
                                                                             1999          1998
CASH FROM OPERATIONS
    Net income                                                           $   40,901     $  19,941
    Items not requiring (not providing) cash:
       Depreciation                                                          21,161        22,566
       Amortization                                                          19,262        19,062
       Deferred income taxes and investment tax credits, net                (14,407)       24,676
       Allowance for equity funds used during construction                     (307)         (289)
    Gain on Sale of Investments and Properties                               (7,034)            -
    Incremental power supply                                                (13,903)            -
    Changes in certain assets and liabilities:
       Accounts receivable                                                   13,792        27,262
       Other current assets                                                   4,669         2,827
       Inventories                                                            1,552        (2,523)
       Accounts payable                                                     (18,989)      (25,424)
       Accrued taxes and interest                                             3,316       (12,528)
       Miscellaneous current liabilities                                      1,695         7,767
    Deferred Ice storm costs                                                      -       (51,323)
    Deferred energy-management costs                                           (631)       (1,428)
    Restructuring of purchased power contract                                     -       (22,500)
    Carrying cost                                                             4,631             -
    Other, net                                                                   36         5,954

          Net Cash Provided by Operating Activities                          55,744        14,040

INVESTING ACTIVITIES
       Construction expenditures                                            (20,786)      (21,059)
       Investments in and loans to affiliates                                     -       (18,120)
       Central Maine sale of assets                                         850,629             -
       Tax payments related to sale of assets                              (153,650)            -
       Selling expense for sale of generation assets                        (11,697)            -
       Proceeds from sale of investments and properties                       7,813             -
       Changes in accounts payable - investing activities                    (4,793)       (2,090)

          Net Cash Provided (Used) by Investing Activities                  667,516       (41,269)


FINANCING ACTIVITIES
    Issuances:
       Revolving credit agreement                                                 -        18,500
       Medium-term notes                                                          -       117,000
    Redemptions:
       Mortgage bonds                                                      (118,717)     (117,283)
       Preferred stock                                                            -       (41,618)
       Medium term notes                                                   (217,000)      (10,000)
       Revolving Credit Agreement                                           (50,000)            -
       Other long-term obligations                                          (11,887)         (575)
       Short-term obligations                                               (15,000)            -
    Funds on deposit with trustee                                                 -        61,694
    Dividends:
       Common stock                                                         (18,268)      (14,609)
       Preferred stock                                                         (919)       (3,794)

          Net Cash Provided (Used) by Financing Activities                 (431,791)        9,315

          Net Increase (Decrease) in Cash                                   291,469       (17,914)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               22,628        20,841

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $314,097    $    2,927



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

     Central Maine is a public utility primarily engaged in the sale, transmission, and distribution of electric energy at the wholesale and retail levels to residential, commercial, industrial, and other classes of customers in the State of Maine.

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

     Supplemental Cash Flow Disclosure - Cash paid for the six months ended June 30, 1999 and 1998:

                                                          (In Millions)
                                                        1999        1998

     CMP Group
              Interest, net of amounts capitalized    $  26.9        $24.0
              Income taxes                              195.6          2.6

     Central Maine
              Interest, net of amounts capitalized       26.8         24.0
              Income Taxes                              193.4          2.6


     Stock-Based Compensation - Under CMP Group's Long-Term Incentive Plan, options on CMP Group common stock were granted in 1998 and 1999 with an exercise price equal to the fair market value on the date of the grants. The term of all options granted is seven (7) years. One third of the options vest annually, commencing on the first anniversary of the option grant date, except for 1998 options which were entirely vested in 1999. Upon vesting, the stock options are exercisable during periods of active employment or within thirty (30) days after termination of employment, provided termination did not occur due to cause. Upon the effectiveness of the proposed merger of CMP Group with Energy East all such stock options will be cancelled and the holders of the options will be entitled to payment by CMP Group of the excess of $29.50 per share over the exercise price per share of the options.

     Performance shares are granted at the beginning of a 3-year performance cycle. Performance shares were granted in 1997, 1998 and 1999. All three grants have a three-year cycle and are being accrued accordingly; in the event performance goals for a performance cycle are achieved, common stock is awarded at the end of that performance cycle. If performance goals are not achieved, the performance shares are forfeited. As of the effective date of the proposed merger, it is intended that performance shares for cycles that are not completed will vest and grantees will be entitled to payment of $29.50 for each performance share that vests.

                                          1997         1998          1999
                                          ----         ----          ----

     Options granted                        -        233,359       254,304
     Performance Shares*                  59,125      64,518        67,150

     *Accrue over a 3-year cycle.

     Earnings per Share - Stock options and performance shares granted to date under CMP Group's Long-Term Incentive Plan resulted in incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and six month periods ended June 30, 1999. The incremental number of shares for the three months ending June 30, 1999 is 216,524 and 173,487 for the six months ending June 30, 1999.

     Reclassification - Certain amounts from prior years financial statements have been reclassified to conform to the current year presentation.

     Impact of New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. The new standard applies to all entities and the original effective date was June 15, 1999. On May 19, 1999 the FASB determined that the statement should be delayed for one year. Based on CMP Group and Central Maine's current business practices the adoption of this standard is not anticipated to have a significant impact on their financial statements.

2.       Merger Agreement With Energy East

     On June 14, 1999, CMP Group, Energy East and EE Merger Corp., a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger ("Merger Agreement"). Pursuant to the Merger Agreement, EE Merger Corp. will merge into CMP Group, with CMP Group becoming the surviving company and becoming a wholly-owned subsidiary of Energy East. CMP Group shareholders will receive $29.50 per share in cash if the merger is consummated.

     The merger is subject to certain customary closing conditions, including without limitation the receipt of the required approvals of CMP Group's shareholders and a number of governmental agencies, including the MPUC, Connecticut DPUC, SEC, FERC, NRC and the FCC, and the making of all other necessary governmental filings. It is anticipated that the shareholder vote will take place in the fall of 1999 and that all regulatory approvals can be obtained by June of 2000.

3.   Accounting for the Effects of Certain Types of Regulation

     Central Maine prepares its financial statements in accordance with SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation," which requires rate regulated companies to reflect the effects of regulatory decisions in their financial statements. Central Maine has deferred certain costs pursuant to rate actions of the MPUC and FERC and is recovering, or expects to recover, such costs in electric, transmission and distribution rates charged to customers.

     The FASB's EITF has addressed the appropriateness of continued application of SFAS No. 71 by entities in states that have enacted restructuring legislation similar to Maine's. The EITF issued its statement No. 97-4 "Deregulation of Pricing Electricity Issues Related to the Application of FASB Statements 71 and 101", which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. With respect to the generation portion of Central Maine's business, this occurred during the second quarter of 1999 with the completion of the sale of most of its generation assets to FPL and the subsequent development of a compliance filing with the MPUC in Phase II of the ongoing MPUC proceeding on stranded costs, revenue requirements and rate design. Effective June 30,1999, Central Maine adopted SFAS 101 for the generation segment of its business. SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," requires a determination of impairment of plant assets under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71.

     Central Maine performed impairment tests on its two operating nuclear generation facilities, Millstone 3 and Vermont Yankee, on a plant specific basis and determined that $82.9 million was impaired as of June 30,1999. Impaired plant is the excess of net plant investment at June 30, 1999 over the value of net cash flows during the remaining lives of the investments. Annual net cash flows were determined by subtracting estimated generation sustenance costs from the estimated market value of power from the plants. The MPUC in its Phase I order dated March 19,1999 in the ongoing proceeding provided for future recovery of nuclear generation and other generation related stranded costs. Central Maine has established a regulatory asset as of June 30, 1999 for $82.9 million consistent with that order associated with the two operating nuclear investments. As a result there is no income impact from these impairment tests but rather recognition of the impairment and a corresponding regulatory asset.

     Central  Maine has long  term  power  purchase  contracts  with NUGs  which require payments above anticipated market. The estimate of above-market payment is approximately $800 million. The costs associated with these NUG contracts remain a regulated obligation of the transmission and distribution company as a statutory requirement and have been provided for by the MPUC in its revenue requirement determination in Phase I of the above mentioned proceeding.

     Central Maine believes that its electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with those operations as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers also meet the criteria. At June 30,1999, $958.7 million of regulatory assets remain on Central Maine's books. Approximately $214.4 million will be charged against the estimated deferred gain and associated carrying costs through March 1, 2000 of $548.6 million resulting from the generation asset sale while the remainder will be amortized over periods to be determined by the MPUC in Phase II of the above mentioned proceeding.

4.   Commitments and Contingencies

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

     Since the filing of the rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee Power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations which resulted in a settlement agreement filed by those parties with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlement constitutes a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

     The primary settlement provides for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Under the approved settlement the amount collected annually is to be reduced to approximately $24.4 million as a result of legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both required authorizing legislation in Maine, which was adopted on May 13, 1999.

     The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed in the settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

     As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine will continue to recover its Maine Yankee costs in accordance with its most recent ARP order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that Central Maine has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the ARP.

     Finally, a major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41.0 million. Central Maine's share of that amount would be $31.16 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

     CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and should eliminate significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

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

     New and changing environmental requirements could hinder the construction and/or modification of transmission and distribution lines, substations and other facilities, and could raise operating costs significantly. As a result, Central Maine may incur significant additional environmental costs, greater than amounts reserved, in connection with the generation and transmission of electricity and the storage, transportation and disposal of by-products and wastes. Central Maine may also encounter significantly increased costs to remedy the environmental effects of prior waste handling activities. The cumulative long-term cost impact of increasingly stringent environmental requirements cannot accurately be estimated.

     Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At June 30, 1999, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $3.0 million, which management has determined to be the most probable amount within the range of $3.0 million to $10.3 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

     Wyman No. 4 Arbitration - By notice of claim dated June 24, 1999, the non-operator owners of the Wyman No. 4 oil-fired generating unit in Yarmouth, Maine, which was approximately 60-percent owned by Central Maine, served notice on Central Maine that they believe they are entitled to a portion of the proceeds of the sale of Central Maine's interest in the unit as part of the April 1999 sale of its non-nuclear generation assets to FPL Energy. The claimants contend that certain sections of the joint ownership agreement under which they share in the output of the unit require a pro-rata distribution to them of part of those proceeds as a result of Central Maine's sale of its interest in the unit. The joint ownership agreement provides for arbitration of claims arising under the agreement.

     Central Maine believes that although the amount of the claim is substantial ($62 million), the claimants have suffered no loss and are not entitled to any part of the generation-asset sale proceeds. Central Maine intends to contest any such claim vigorously, but cannot predict the result of any arbitration proceeding that the non-operator owners may initiate.

     Millstone Unit No. 3 Litigation - On August 7, 1997, Central Maine and the other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. The parties have been engaged in resolving preliminary issues and in extensive pre-hearing discovery on a schedule calling for an arbitration hearing in November of 1999. Central Maine cannot predict the outcome of the litigation and arbitration or whether the current schedule will be maintained.

     Tax Settlement - On September 12, 1997, Central Maine received a notice of deficiency from the Internal Revenue Service ("IRS") as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994. There were two significant adjustments among those proposed by the IRS. The first was a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which had been charged to income in 1994 in connection with the adoption of the ARP effective January 1, 1995. The second major adjustment disallowed Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture ("FEV") purchased-power contract.

     On December 10, 1997 Central Maine filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. Subsequently, Central Maine sought review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute could be resolved in advance of a court determination.

     In June 1999, the IRS Appeals Officer and Central Maine reached agreement resolving all issues. Under the proposed agreement the ERAM component was allowed as fully deductible in 1994, while $24 million of the fuel and purchased-power costs were deemed to be deductible in 1994 and the remaining $30 million deductible in 1995. The parties also agreed to increase the tax basis of the FEV plant from $2 million to $11 million, to be depreciated over 20 years, and that the remaining FEV contract buyout costs would be fully deductible in 1994.

     As a result of the settlement, Central Maine made payments to the IRS and the State of Maine totaling $11.8 million for the 1992 to 1994 tax deficiencies, as well as $6.0 million in associated interest. Substantially all of the tax impacts were normalized, as Central Maine will be deducting any disallowed costs for tax purposes in future years. The net impact of the tax and interest true-up for all the years under consideration reduced net income in the second quarter of 1999 by $0.6 million due primarily to interest expense. Of the $6.0 million interest payment, approximately $1.0 million was previously accrued, $1.8 million associated with the FEV facility was deferred consistent with regulatory practice, and $2.0 million of interest income was accrued for the years 1995 through June 1999.

     Due to the materiality of the amounts involved, approval of the settlement from the Congress's Joint Committee on Taxation is required and is being sought by the IRS.

     Natural Gas Distribution. CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to pursue opportunities to distribute natural gas at retail in many Maine communities. They would offer natural-gas service in several areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Bethel, Windham and Waterville areas, none of which had a natural-gas distribution system in place. The gas is to be drawn from two new gas-pipeline projects that will carry Canadian gas through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by Central Maine and MEPCO. On July 24, 1998, the MPUC authorized the joint venture to serve the areas it had applied to serve. The new company, CMP Natural Gas could face competition from new or existing gas utilities in some of the areas it has targeted.

     CMP Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, CMP Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for CMP Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. CMP Natural Gas expects to commence service to the plant by June 1, 2000, after MPUC approval and construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. Upon completion of the proposed merger of Energy East and CMP Group, Energy East will hold all of the interests in CMP Natural Gas.

5.   Regulatory Matters and Electric-Utility Industry Restructuring

     Alternative Rate Plan - On March 15, 1999, Central Maine submitted its 1999 ARP compliance filing to the MPUC. In the filing Central Maine recommended that rates remain unchanged for the period July 1, 1999 to February 29, 2000. On July 13, 1999, the MPUC issued an order which provided for no increase in rates effective July 1, 1999. In a related matter, on August 2, 1999, the MPUC issued an order regarding the treatment of gains on the sale of easements by Central Maine in late 1998 and early 1999. The order allocated 90 percent of the proceeds from the sale of easements to ratepayers and 10 percent to shareholders. Further the ratepayer portion must be amortized over a 5 year period. Central Maine believes that both under Maine Law Court precedent and under the terms of the ARP these gains should be recognized when the property was sold and accrue to the benefit of shareholders; accordingly, Central Maine will vigorously work to overturn the decision through reconsideration by the Commission and/or appeal to Maine's Law Court. As of June 30, 1999, approximately $9.9 million of the gain would be deferred and net income reduced accordingly, if the MPUC position prevails. The design and levels of Central Maine's rates as a transmission-and-distribution company, effective March 1, 2000, will be determined in Phase II of the MPUC proceeding discussed below in this note under "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design."

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

     Central Maine has substantial exposure to cost stranding relative to its size. In general, its stranded costs reflect the excess costs of Central Maine's purchased-power obligations over the market value of the power, and the costs of deferred charges and other regulatory assets. The major portion of Central Maine's stranded costs is related to above-market costs of purchased-power obligations arising from Central Maine's long-term, noncancelable contracts for the purchase of capacity and energy from NUGs estimated at $800 million, with lesser estimated amounts related to Central Maine's deferred regulatory assets.

     Maine Restructuring Legislation. The 1997 Maine restructuring legislation requires the MPUC, when retail access to generation begins on March 1,
     2000, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigable costs made unrecoverable as a result of the restructuring required by the legislation. Central Maine's recoverable amount and timing of recovery will be determined by the MPUC in the second phase of the ongoing proceeding discussed under the heading "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design," below.

     The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

     The legislation also requires investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions. On July 30, 1998, Central Maine offered its rights to the capacity and energy from its nuclear generation assets and its NUG contracts to prospective bidders.

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

     MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. By order dated March 19, 1999, the MPUC completed the first phase of the proceeding contemplated by Maine's restructuring legislation that will ultimately determine the recovery of Central Maine's stranded costs, its revenue requirements, and the design of its rates to be effective when Central Maine becomes a transmission-and-distribution utility at the time retail access to generation begins in Maine on March 1, 2000. The MPUC stressed in its Phase I order that it was deciding the "principles" by which it would set Central Maine's transmission-and-distribution rates, effective March 1, 2000, but was deferring calculating the rates themselves until Phase II of the proceeding because such calculations at that time would rely excessively on estimates.

     With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine in Phase II of the proceeding pursuant to its mandate under the restructuring statute to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover those costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from Central Maine's divested generation assets to offset stranded costs.

     In the area of revenue requirements, the Phase I order did not include definitive amounts, but did contain the MPUC's conclusions as to the
     appropriate    cost   of   common   equity   for   Central   Maine   as   a
     transmission-and-distribution company beginning March 1, 2000. Central Maine had recommended a 12-percent cost of common equity with a 55-percent common equity component in the capital structure. The MPUC approved a common-equity cost of 10.50 percent with a common-equity component of 47 percent, and an overall weighted-average cost of capital of 8.68 percent. In dealing with rate design, the MPUC limited itself in the first phase of the proceeding primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000.

     Central Maine submitted its Phase II filing to the MPUC on July 1, 1999. The filing is organized into sections covering revenue requirements, a sales forecast, stranded costs, and rate design, with updated information provided in each area. As with Phase I, some of the calculations submitted in the Phase II filing are still estimates, since some of the information that will provide the basis for the MPUC's decisions in the proceeding is not yet available. This information will include the results of the
     auctioning   of  Central   Maine's   energy  and  capacity  of   undivested
     generation-related assets and NUG contracts and the market prices for electricity, including the standard-offer price, all of which Central Maine expects to be able to provide the MPUC in an updated filing in December 1999.

     Central Maine's requested revenue requirement amount, together with its interim assumption for market electricity prices, would result in an average 10.4-percent price decrease for its core rate customers effective March 1, 2000. This amount will change, however, depending on the information to be submitted in the December filing and the MPUC's decision on Central Maine's revenue requirements.

     Sale of Generation Assets

     On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.8 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that CMP will retain), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.9 million.

     Central Maine recorded a pre-tax deferred gain of $515.7 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in the second quarter of 1999 eliminating any income recognition. Central Maine also recorded curtailment and special termination deferred charges of $8.1 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation asset sale. These deferred charges will be amortized over a three year period beginning March 1, 2000 as required by the MPUC. In Phase II of the above described "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," the MPUC will determine the amount of the regulatory liability that will be used to reduce stranded costs and the utilization and timing of the recognition of any remaining regulatory liability.

     Central Maine also recorded a pre-tax deferred gain amounting to $30.8 million to offset the income impact of the flow-through of unamortized investment tax credits and excess deferred taxes associated with the assets sold. Central Maine has requested a private letter ruling from the IRS regarding the appropriate treatment of these items based on directives from the MPUC. Central Maine is of the opinion, based on its review of the rules and regulation and IRS rulings in similar situations, that any unamortized investment tax credits and excess deferred taxes relating to the property sold become nonregulated property at the point of sale. Central Maine believes that regulatory agencies, therefore, are precluded from considering these unamortized investment tax credits and excess deferred tax reserves in establishing regulated rates because they would constitute a violation of the normalization requirement of the Internal Revenue Code. The MPUC has directed Central Maine to seek the private ruling to be absolutely clear in this particular case whether ratepayers can continue to benefit from these excess reserves. Central Maine does not know when the IRS will rule on its requests, but expects a ruling before the end of 1999.

     Union Water's net income reflects a $3.7 million increase during the second quarter of 1999 due to its portion of the proceeds of the sale of generation assets as determined by the MPUC. Central Maine is appealing to the Maine Supreme Judicial Court the imputation of $13.2 million of value of the Union Water assets to Central Maine. The $13.2 million imputation is included in the Central Maine deferred gain of $515.7 million.

     With the cash proceeds of the sale Central Maine redeemed the remaining $118.7 million of its outstanding General and Refunding Mortgage Bonds on May 10, 1999, and paid at maturity $47 million of its medium-term notes on May 4, 1999. On June 1, 1999, Central Maine redeemed $180 million of its medium-term notes, as well as all of the outstanding $10 million Town of Yarmouth Pollution Control Revenue Bonds, which had been issued in 1977 and 1978. Approximately $294.5 million of the proceeds will be required for federal and state income taxes resulting from the sale and, after providing for closing costs and energy purchases to meet power-supply obligations until the start of retail competition on March 1, 2000, Central Maine expects to transfer the balance to its parent, CMP Group. Proceeds that have not been applied have been invested in accordance with Central Maine's cash investment policy. Uses of the balance of the proceeds are under consideration by CMP Group.

     Storm  Damage  to  Company's  System - In  January  1998,  an ice  storm of unprecedented breadth and severity struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers, and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard.

     On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with
     Central Maine's efforts to restore service in response to the damage resulting from the storm. Based on the MPUC order, Central Maine has deferred $52.7 million in storm related costs as of June 30, 1999, including $2.8 million of carrying costs. In October 1998, the MPUC staff issued a report of its summary investigation of the Maine utilities' response to the ice storm. The report found no basis for formal adjudicatory investigation into the response and supported the utilities' actions.

     On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimburse- ment for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 23, 1999, HUD announced that Maine would receive an additional $2.15 million, and later announced that another $17 million would be available for Maine. The MPUC has stated its belief that Central Maine's prudently incurred ice-storm costs should be recovered through rates commencing March 1, 2000, but has deferred action pending the determination of the amount of federal reimbursement. Central Maine believes that it will receive a substantial portion of the funds now designated for Maine, but cannot predict with certainty what portion of its ice storm-related costs it will recover through federal assistance, or from its customers, or when any such recovery will take place.

6.   Income Taxes

     The CMP Group effective tax rate is higher than the statutory rate and the prior year's effective tax rate primarily due to losses associated with a CMP Group equity investment in a subsidiary.

7.   Transactions with Affiliated Companies

     Central Maine provides certain services to CMP Group and its subsidiaries, including administrative support services and pension and employee benefit arrangements. Charges related to those services have been determined based on a combination of direct charges and allocations designed to recover Central Maine's cost. These assessments are reflected as an offset to Central Maine's expenses and totaled approximately $3.1 million for the six months ended June 30, 1999.

     CMP Group provides certain managerial services to its subsidiaries. Charges related to those services have been determined based on a combination of direct charges and allocation in order to recover the majority of their expenses. These assessments are reflected as an offset to CMP Group's expenses and totaled approximately $5.0 million for the six months ended June 30, 1999.

     In addition, a subsidiary of CMP Group has been providing certain real estate and river management services charged to Central Maine at cost and environmental, engineering, utility locator and construction services based on a contracted rate. These expenses amounted to $3.5 million for the six months ended June 30, 1999.

     Central Maine provides services to CMP Group and its subsidiaries as well as non-affiliated parties. As of June 30, 1999, Central Maine's accounts receivable and accounts payable included the following:

                                              (Dollars in thousands)

                                        Accounts                  Accounts
                                       Receivable                  Payable

          CMP Group                  $     373                      $1,681
          CNEX                             275                          10
          MaineCom                          40                           6
          Telesmart                         29                          57
          Union Water                   13,908                         999
                                        ------                      ------
                                       $14,625                      $2,753
                                        ======                       =====




Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations of CMP Group and Central Maine Power Company

This is a combined Quarterly Report on Form 10-Q of CMP Group and Central Maine. Therefore, our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) applies to both CMP Group and Central Maine. CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine (collectively, the CMP Group System). Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. The MD&A should be read in conjunction with the consolidated financial statements included in this report.

Note re Forward-Looking Statements

This Report on Form 10-Q contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. CMP Group and Central Maine undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the factors in the succeeding paragraph.

Factors that could cause actual results to differ materially include, among other matters, the outcome of the shareholder vote and the regulatory proceedings involving the proposed acquisition of CMP Group by Energy East; the costs of decommissioning the Maine Yankee plant; failure to resolve any significant aspect of the "Year 2000 problem"; electric utility industry restructuring, including the ongoing state and federal activities that will determine Central Maine's ability to recover its stranded costs and establish its revenue requirements and rate design as a transmission-and-distribution utility commencing March 1, 2000; Central Maine's ability to recover its costs resulting from the January 1998 ice storms that damaged its transmission and distribution system; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which CMP Group and Central Maine operate; CMP Group's investments in unregulated businesses; other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities; and compliance with laws and regulations.

Corporate Organization

General. CMP Group is a holding company organized effective September 1, 1998, which owns all of the common stock of Central Maine and the former non-utility subsidiaries of Central Maine. As part of the reorganization, all of the shares of Central Maine's common stock were converted into an equal number of shares of CMP Group common stock, which are listed on the New York Stock Exchange under the symbol CTP. The reorganization was approved by Central Maine's shareholders on May 21, 1998, and on various dates in 1998 by the appropriate state and federal regulatory agencies. On June 14, 1999, CMP Group and Energy East entered into an Agreement and Plan of Merger. See "Proposed Merger" below, for a discussion of this matter.

Operating Results

                       CMP
                      Group                              Central Maine
                      (dollars in millions)
Net income Six months ended:
     June 30, 1999     $37.3     $1.15/share            $40.9
     June 30, 1998      17.0      $.52/share             19.9
                        ----                             ----
     Increase          $20.3                            $21.0

Earnings applicable to common stock Six months ended:
     June 30, 1999       N/A                            $39.1     $1.25/share
     June 30, 1998       N/A                            $17.0      $.52/share

The increase in net income of $20.3 million for the six months ended June 30, 1999 versus the same period last year is driven primarily by improvements in operations, particularly electric service revenues, while operation expenses have remained relatively flat year to year. Revenues increased $43.0 million for the first six months of 1999 and when adjusted to exclude approximately $15 million of subsidiary operations revenue not consolidated in 1998, the basic electric business revenues show an increase of $28 million, or 6.1 percent. The residential and commercial sectors have seen the strongest growth in Kwh sales year-to-date, rising 3.3 percent and 2.8 percent, respectively. The improvement in electric revenues is due to higher sales volume attributed to colder weather in the first quarter of 1999 as compared to the same period in 1998. Also, in 1998 Central Maine lost sales due to the unprecedented ice storm. Overall growth in electric sales was up 0.5 percent for the period ended June 1999 over June 1998.

Operating expenses were $16.1 million higher than 1998 for the six months ended June 1999. Similar to the revenues, subsidiary operations not consolidated in 1998 account for approximately $15 million of the increase, resulting in essentially flat expense growth year to year. While operation expenses associated with generation are expected to decrease year over year due to the sale of generation assets on April 7, 1999, purchased-power costs are expected to increase due to Central Maine's interim purchase power agreements entered into with FPL to provide power until March 1, 2000. The MPUC has segregated $49 million of sales proceeds to offset these costs.

Service Area Kwh Sales - Central Maine's service area sales of electricity totaled approximately 2.16 billion kilowatt-hours in the second quarter of 1999, down 1.3 percent from the 2.19 billion kilowatt-hour level of a year ago, as follows:



               Service Area Kilowatt-hour Sales (Millions of KWHs)
                              Period Ended June 30,

                              Three Months                Six  Months
                      1999      1998    % Change      1999       1998  % Change

Residential           644.2     648.1      (0.6)%    1,436.9   1,391.3    3.3 %
Commercial            622.9     615.5       1.2      1,270.8   1,236.5    2.8
Industrial            875.0     868.2       0.8      1,708.4   1,714.2   (0.3)
Other                  17.6      57.2     (69.2)        65.0     117.8  (44.8)

                    2,159.7   2,189.0      (1.3)%    4,481.1   4,459.8    0.5%


The changes in service area kilowatt-hour sales reflect the following:

Kilowatt-hour sales to residential customers decreased by 0.6 percent in the second quarter, but increased 3.3 percent when compared to the same six-month period in 1998. The decrease for the quarter related primarily to June 1999 having 1.2 fewer meter-reading days than June 1998. Most of the overall growth for the first six months in 1999 is due to the absence of an ice-storm in 1999 of the kind that caused widespread customer outages in January 1998. Another contributor was the return to colder winter weather, with the temperatures through April being 6.6 percent colder than the same period last year. There was also an increase in the number of new residential customers added to Central Maine's system.

Commercial kilowatt-hour sales increased by 1.2 percent in the second quarter and by 2.8 percent for the six months ended June 30, 1999. The increase sales in the retail trade and service sectors, which comprise the largest percentage of commercial sales, were due primarily to the absence of widespread storm-caused outages in 1999 and the return to colder winter weather conditions in 1999.

Industrial kilowatt-hour sales increased by 0.8 percent in the second quarter and were slightly lower for the six months ended June 30, 1999 as compared to the same period in 1998. Decreased sales of 28.5 million kwh to the paper industry more than offset the positive sales growth of 22.7 million kwh experienced in the other industrial sector. The primary factors contributing to the 3.0 percent drop in sales to the paper industry were 1) the shutdown of two of the four paper machines at one mill in November of 1998 to balance production with demand. The same mill had internal generation problems that boosted purchases by about 5 million kwh for that period; and 2) the closure of another mill in 1998, continued to impact 1999 results. The absence of sales to that mill in 1999, compared to the same time period in 1998 amounted to a decrease of
6.1 million kwh. The pulp-and-paper sector of the industrial class accounts for approximately 55 percent of the industrial sales category.

Wholesale kilowatt-hour sales, which is included under `Other' in the chart above, decreased by 52.2 percent through June 1999 compared to 1998 due to the expected loss through contract expirations with three wholesale companies - one ending in February, and the other two ending in May of 1999.

Operating Expenses

Central Maine's fuel used for company generation decreased by approximately $6.6 million in the second quarter of 1999 compared to 1998 due to the sale of its generation assets.

Central Maine's purchased power-capacity expense increased $10.1 million in the second quarter and $8.5 million year-to-date compared to 1998. The increase is due primarily to increased capacity costs associated with the restructuring of a NUG contract and the FPL contract for increased power, partially offset by the effects of the permanent shutdown of the Maine Yankee plant in August 1997 and the resulting decline in operating costs.

CMP Group's maintenance expense decreased $2.4 million for the six months ended June 30, 1999 compared to 1998. This decrease was due primarily to the temporary increase in costs in 1998 caused by Central Maine's operations personnel working in a maintenance capacity and to subsequent cleanup efforts that resulted from the 1998 ice storm.

CMP Group's other operations expense increased by $12.6 million in the second quarter of 1999 and $20 million year-to-date as compared to 1998. The increase is due primarily to the consolidation of its subsidiaries in 1999 which accounts for approximately $14.6 million of the increase year-to-date.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $2.3 million and $16.5 million, respectively, for the second quarter ended June 30, 1999, and year to date compared to the same period in 1998, as a result of higher pre-tax earnings.

Other Income and Expense

Equity in Earnings of Associated Companies for CMP Group decreased by $4.4 million in the first half of 1999 compared to 1998.This decrease is due primarily to losses associated with NEON, which is an equity investment of MaineCom, a CMP Group subsidiary.

The increase in gain on sale of investments and properties of $6.0 million and $13.0 million for the three and six month periods ending June 30, 1999, respectively, is due primarily to the sale of Union Water's generation assets to FPL and the sale of transmission line right-of-way access to a gas-pipeline project.

Long-term debt interest expense has decreased by $3.0 million and $3.4 million, respectively, for the second quarter of 1999 and year-to-date, as compared to 1998. The decrease is due to the repurchase of mortgage bonds with asset sale proceeds.

Other Interest Expense increased by $9.6 million during the second quarter of 1999 and $9.3 million year-to-date as compared to 1998. The increase was due primarily to interest accruing to ratepayers of $5.1 million associated with the deferred gain of $515.0 million relating to Central Maine's generation asset sale to FPL and $4.5 million due to the interest expense on the settlement of tax years 1992 - 1994 with the IRS.

Other income increased $6.0 million in the second quarter of 1999 and $6.6 million year-to-date over the same period in 1998 due primarily to interest income associated with sales proceeds from the generation asset sale.

For the quarter ended June 30, 1999, Central Maine reduced preferred-stock dividends by $155 thousand as a result of the earlier redemption of its 8 7/8% Series Preferred Stock at par, under the mandatory and optional sinking-fund provisions of that series. Year-to-date preferred stock dividends were reduced by $1.1 million as compared to 1998 due to redemptions in several series of preferred stock.

Liquidity and Capital Resources

Increases in Central Maine's retail rates are limited by Central Maine's ARP. For a discussion of the ARP, see Note 3, "Regulatory Matters," "Alternative Rate Plan" of CMP Group and Central Maine's Form 10-K for the year ended December 31, 1998.

Approximately $63.1 million of cash was provided during the six months ended June 30, 1999, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $17.6 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities. In addition $13.9 million of incremental power costs were incurred due to the sale of generation assets and $13.0 million was provided due to the gain on sale of investments of properties.

Investing activities provided approximately $677.1 million for the six months ended June 30, 1999. The $677.1 million is comprised of the following; proceeds of $850.6 million for generation assets sale, utilization of $153.7 for tax payments and $11.7 for selling expenses associated with the generation asset sale, proceeds of $18.1 million for sale of investments and properties, along with construction expenditures, which utilized $26.2 million in cash during second half of 1999 for generation, transmission, distribution, and general construction expenditures. In order to accommodate existing and future loads on its electric system Central Maine is engaged in a continuing construction program. Central Maine's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, the timing of its divestiture of its generating assets, customer growth and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

During the six months ended June 30, 1999, CMP Group paid dividends on common stock of $14.6 million and preferred-stock dividends of $.9 million.

At the annual meeting of the stockholders of Central Maine on May 15, 1997, the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program was implemented to increase Central Maine's financing flexibility in anticipation of restructuring and increased competition. On June 30, 1999, Central Maine had $110 million of its medium-term notes outstanding.

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement originally had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility. Effective December 15, 1998, the banks' commitments under the 364-day facility were reduced from $75 million to $25 million by agreement of the parties, and other provisions were amended to reflect the reorganization of Central Maine into a holding-company structure and recognize other changed circumstances. Both credit facilities require annual fees on the total credit lines. The fees are based on Central Maine's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. Central Maine had no outstanding notes as of June 30, 1999 under the credit facilities.

On May 10, 1999, Central Maine redeemed its last two series of General and Refunding Mortgage Bonds. On July 27, 1999, Central Maine discharged its General and Refunding Mortgage Indenture, leaving no class of secured debt outstanding.

On August 5, 1998, the MPUC approved Central Maine's application to purchase up to 11 million shares of its outstanding common stock over a three-year period. The amount of any stock purchases and their timing by Central Maine or CMP Group would depend on the need for equity in the respective company's capital structure, investment opportunities and other considerations and, in the case of CMP Group, would require the consent of Energy East under the Merger Agreement. Neither Central Maine nor CMP Group has adopted a formal stock-purchase plan.

On February 12, 1999, Central Maine restructured a power-purchase contract with a NUG in Livermore, Maine, which it expects will save its customers the equivalent of $21 million in net present value..

Securities Ratings

The current ratings assigned Central Maine's securities by the three major securities-rating agencies on April 7, 1999, coincident with the completion of the sale of its non-nuclear generation assets to FPL Energy, Inc., are shown below:

             Mortgage       Unsecured      Commercial      Preferred
               Bonds          Notes           Paper          Stock


S&P             A              A-              A-2           BBB
Moody's         A3             Baa1            P2            Baa2
D&P             A-             A-              D1            BBB+

Proposed Merger

On June 14, 1999, CMP Group and Energy East, a New York holding company which is an energy delivery, products and services company doing business in New York, Massachusetts, Maine and New Hampshire and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999 (the "Merger Agreement"), providing for a merger transaction among CMP Group, Energy East and EE Merger Corp.

Pursuant to the Merger Agreement, EE Merger Corp. will merge with and into CMP Group (the "Merger"), with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. The Merger, which was unanimously approved by the respective boards of directors of CMP Group, Energy East and EE Merger Corp., is expected to occur shortly after all of the conditions to the consummation of the Merger, including the receipt of required regulatory and shareholder approvals, are satisfied. CMP Group expects that decisions of regulatory agencies can be obtained within 12 months. CMP Group filed its petition for approval of the merger with the MPUC on July 1, 1999, and requested expedited consideration to assure receipt of approval on or before December 31, 1999.

Under the terms of the Merger Agreement, each outstanding share of CMP Group common stock, $5.00 par value per share (the "CMP Group Common Stock"), other than any treasury shares or shares owned by Energy East or any subsidiary of CMP Group or Energy East, will be converted into the right to receive $29.50 in cash (the "Merger Consideration"). Pursuant to the Merger Agreement, approximately $957 million in cash will be paid to holders of shares of CMP Group Common Stock, with additional payments being made to holders of stock options and performance shares awarded under CMP Group's performance incentive plans.

The Board of Directors of CMP Group received an opinion from its financial advisor, Warburg Dillon Read LLC, to the effect that as of the date of the Merger Agreement, the Merger Consideration to be received was fair from a financial point of view to the holders of CMP Group Common Stock.

The Merger is subject to certain customary closing conditions, including without limitation, the receipt of the required approval of CMP Group's shareholders and of all necessary governmental approvals and the making of all necessary governmental filings. Approvals of the MPUC, the Connecticut DPUC, the SEC under the Public Utility Holding Company Act of 1935, as amended, FERC, the NRC and the FCC are necessary. Filings of the requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the associated waiting period are also required. A meeting of CMP Group's shareholders to vote on the Merger will be convened as soon as practicable and is expected to be held in the fall of 1999.

The Merger Agreement contains certain covenants of the parties pending the consummation of the Merger. Generally, unless the parties have otherwise agreed with respect to specified business activities, CMP Group and its subsidiaries must carry on their respective businesses in the ordinary course consistent with past practice and use all commercially reasonable efforts to preserve intact their present business organizations and goodwill. CMP Group is permitted to declare and pay its regular quarterly dividends, but may not increase dividends or issue or repurchase any capital stock. The Merger Agreement contains other restrictions or limitations on CMP Group's activities, including amendments of its Articles of Incorporation or bylaws, acquisitions and dispositions of assets, capital expenditures, incurrence of indebtedness, modification of employee compensation and benefits, changes in accounting methods, discharge of liabilities, and matters relating to CMP Group's investment in NEON.

The Merger Agreement prevents CMP Group and its subsidiaries from initiating, soliciting or encouraging any inquiry or offer that constitutes or may reasonably be expected to lead to any alternative business combination proposal, or engaging in discussions or negotiations with or providing any confidential information to any third party relating to an alternative proposal. CMP Group must notify Energy East of any such inquiry, offer or proposal. Prior to the time of any approval by CMP Group's shareholders of the Merger Agreement, CMP Group may enter into discussions or negotiations with a third party that were not initiated, solicited or encouraged by CMP Group and furnish confidential business information to such third party if (i) CMP Group gives Energy East at least two business days' prior notice, (ii) the third party has made an alternative proposal that is financially superior to the terms of the Merger and the proposal can be financed, (iii) CMP Group's Board of Directors concludes, based on the advice of outside counsel, that failure to engage in such discussions or negotiations or provide such information could constitute a breach of fiduciary duty, (iv) CMP Group provides Energy East a reasonable opportunity to respond to the alternative proposal, and (v) CMP Group executes a confidentiality agreement with the third party. Upon five days' prior notice to Energy East, CMP Group may terminate the Merger Agreement to accept a superior alternative proposal upon paying a termination fee of $33.5 million plus expenses, except that prior to any such termination, CMP Group must negotiate with Energy East to attempt to make adjustments in the terms and conditions of the Merger Agreement that would enable the transactions contemplated therein to proceed.

On the consummation of the Merger, CMP Group's President and Chief Executive Officer, David T. Flanagan, and two current directors of CMP Group will be elected as members of the Board of Directors of Energy East. At that time, Mr. Flanagan will become President of Energy East, and Arthur W. Adelberg, who serves as Executive Vice President of CMP Group, will become Senior Vice President and Chief Financial Officer of Energy East.

Sara J. Burns, who currently serves as President of Central Maine, will continue serving as President of Central Maine after consummation of the Merger. F. Michael McClain, CMP Group's Vice President, Corporate Development, will serve as the President of one or more subsidiaries after the Merger becomes effective.

In addition to the circumstances described above, the Merger Agreement may be terminated by mutual consent of the parties; by either party if the Merger is not consummated by June 14, 2000, with an automatic six-month extension if all required statutory approvals have not been obtained by June 14, 2000 but all other conditions to closing have been satisfied; by either party if the approval of CMP Group's shareholders is not obtained at a special meeting of the shareholders; by either party if any state or federal law, regulation or order that is adopted or issued has the effect of prohibiting the Merger, or by a non-breaching party for an uncured material breach of any representation, warranty, covenant or agreement contained in the Merger Agreement. Upon termination of the Merger Agreement by a party for a non-willful breach, the breaching party must reimburse the non-breaching party up to $10 million of out-of-pocket fees and expenses incurred in connection with the Merger Agreement or the Merger. In addition to recovery of such out-of-pocket fees and expenses, a non-breaching party may pursue all available legal remedies in the event of a willful breach of the Merger Agreement by the other party.

"Year 2000" Computer Issues

The "Year 2000 problem" arose because many computer programs have used only the last two digits to refer to a year. Therefore those computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results, with potentially serious and widespread adverse consequences.

CMP  Group,  through  Central  Maine,  began its Year 2000  problem  remediation
efforts  in  1996,  and  since  that  time  has  developed  a  broad-based   and
comprehensive project plan for addressing Year 2000 issues. The plan includes both Information Technology ("IT") and non-IT systems, addresses both centralized and distributed systems, and encompasses systems critical to the transmission and distribution of electric energy as well as the traditional business systems necessary to the CMP Group System.

CMP Group has met the target date for systems critical to the delivery of electric power. CMP Group reported to the North American Electric Reliability Council (NERC) at the end of June 1999 that all "mission critical" systems (those systems essential to the delivery of power to customers) had been made Year 2000 ready. This target had been established at the direction of the Department of Energy. Utility progress in achieving this goal has been tracked by NERC. CMP Group has been reporting to NERC on a monthly basis since August 1998.

CMP Group has also completed remediation efforts for most of its internal technology infrastructure systems. All components and systems required to support telephone, radio, microwave and fiber optics communications have been readied for Year 2000. In addition, Year 2000 readiness is complete for all hardware in the company's mainframe, client server, and local and wide area network environments. Additional work on non-critical systems and components is scheduled for completion during the third quarter of 1999.

In addition to the internal Year 2000 readiness activities discussed above, CMP Group is actively participating in a joint ISO/NEPOOL initiative designed to assess, and assure, power reliability within the NEPOOL area. This initiative encompasses all participants, including Central Maine, within the New England area.

CMP Group also has an active program in place to identify and address issues associated with third-party providers. The program addresses business relationships with all third-party providers, but focuses on those suppliers deemed critical to CMP Group's business. At this time CMP Group has no indication that any third-party with which CMP Group has a material relationship is expecting a Year 2000-related business interruption, although some vendors are reporting increased lead time as a result of inventory build up within the industry. CMP Group will continue to monitor and assess its third-party relationships.

CMP Group estimates it will incur approximately $4.1 million of costs associated with making the necessary modifications identified to date to both the centralized and non-centralized systems. As of June 30, 1999, approximately $3.7 million of such costs has been incurred. Some of these costs are associated with the generation facilities sold to FPL Energy on April 7, 1999.

CMP Group recognizes that failure to correct problems associated with Year 2000 issues has the potential to result in material operational and financial risks if the affected systems either cease to function or produce erroneous results. Such risks could include disruptions in the operation of Central Maine's transmission and distribution systems, an inability to access interconnections with other utilities, and disruptions to Central Maine's major business systems (customer information and service, administrative, financial).

Central Maine believes, however, that the most likely worst-case scenario resulting from these risks would be a temporary, and short-term, disruption of electric service. This could occur either as a failure on the part of Central Maine to successfully address all critical Year 2000 issues, as a failure on the part of a critical third-party provider, or as a failure on the part of other entities, including ISO-New England, to successfully maintain the short-term reliability of power supply and delivery on a regional basis. Central Maine does not expect that any such short-term service disruption would have a material impact on its operations, liquidity, or financial condition.

In order to minimize these risks, and the potential recovery time, from Year 2000 problems, CMP Group is actively involved in contingency planning. Although CMP Group has extensive knowledge and specific experience in disaster/recovery planning and execution, CMP Group recognizes the importance of Year 2000 specific contingency planning. Accordingly, Central Maine is participating in the integrated contingency planning effort headed by NERC and the Northeast Power Coordinating Council. Further, Central Maine has completed a comprehensive Year 2000 specific contingency plan for its own independent operations. This plan includes provisions for additional staffing during the date change at critical substations, operations centers, and other key locations throughout the company. Central Maine will be positioned to respond rapidly to any situation that might occur, and will have staff prepared to confirm functionality of systems after the date has changed.

CMP Group believes its plans are adequate to attain Year 2000 readiness, and that the contingency plans currently under development both internally and at a regional level should substantially mitigate the risks discussed above.

Storm Damage to Company's System - In January 1998, an ice storm of unprecedented breadth and severity struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers, and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard.

On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. Based on the MPUC order, Central Maine has deferred $52.7 million in storm related costs as of June 30, 1999, including $2.8 million of carrying costs. In October 1998, the MPUC staff issued a report of its summary investigation of the Maine utilities' response to the ice storm. The report found no basis for formal adjudicatory investigation into the response and supported the utilities' actions.

 On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 23, 1999, HUD announced that Maine would receive an additional $2.15 million, and later announced that another $17 million would be available for Maine. The MPUC has stated its belief that Central Maine's prudently incurred ice-storm costs should be recovered through rates commencing March 1, 2000, but has deferred action pending the determination of the amount of federal reimbursement. Central Maine believes that it will receive a substantial portion of the funds now designated for Maine, but cannot predict with certainty what portion of its ice storm-related costs it will recover through federal assistance, or from its customers, or when any such recovery will take place.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in Central Maine's Annual Report on Form 10-K for the year ended December 31, 1998, the Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

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

Since the filing of the rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee Power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations which resulted in a settlement agreement filed by those parties with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlement constitutes a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

The primary settlement provides for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Under the approved settlement the amount collected annually is to be reduced to approximately $24.4 million as a result of legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both required authorizing legislation in Maine, which was adopted on May 13, 1999.

The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed in the settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine will continue to recover its Maine Yankee costs in accordance with its most recent ARP order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that Central Maine has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the ARP.

Finally, a major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.16 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and should eliminate significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

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

Regulatory Matters and Electric-Utility Industry Restructuring

Alternative Rate Plan - On March 15, 1999, Central Maine submitted its 1999 ARP compliance filing to the MPUC. In the filing Central Maine recommended that rates remain unchanged for the period July 1, 1999 to February 29, 2000. On July 13, 1999, the MPUC issued an order which provided for no increase in rates effective July 1, 1999. In a related matter, on August 2, 1999, the MPUC issued an order regarding the treatment of gains on the sale of easements by Central Maine in late 1998 and early 1999. The order allocated 90 percent of the proceeds from the sale of easements to ratepayers and 10 percent to shareholders. Further the ratepayer portion must be amortized over a 5 year period. Central Maine believes that both under Maine Law Court precedent and under the terms of the ARP these gains should be recognized when the property was sold and accrue to the benefit of shareholders; accordingly, Central Maine will vigorously work to overturn the decision through reconsideration by the Commission and/or appeal to Maine's Law Court. As of June 30, 1999, approximately $9.9 million of the gain would be deferred and net income reduced accordingly, if the MPUC position prevails. The design and levels of Central Maine's rates as a transmission-and-distribution company, effective March 1, 2000, will be determined in Phase II of the MPUC proceeding discussed below in this note under "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design."

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

Maine Restructuring Legislation. The 1997 Maine restructuring legislation requires the MPUC, when retail access to generation begins on March 1, 2000, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigable costs made unrecoverable as a result of the restructuring required by the legislation. Central Maine's recoverable amount and timing of recovery will be determined by the MPUC in the second phase of the ongoing proceeding discussed under the heading "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design," below.

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

The legislation also requires investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its nuclear generation assets and its NUG to prospective bidders.

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

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. By order dated March 19, 1999, the MPUC completed the first phase of the proceeding contemplated by Maine's restructuring legislation that will ultimately determine the recovery of Central Maine's stranded costs, its revenue requirements, and the design of its rates to be effective when Central Maine becomes a transmission-and-distribution utility at the time retail access to generation begins in Maine on March 1, 2000. The MPUC stressed in its Phase I order that it was deciding the "principles" by which it would set Central Maine's transmission-and-distribution rates, effective March 1, 2000, but was deferring calculating the rates themselves until Phase II of the proceeding because such calculations at that time would rely excessively on estimates.

With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine in Phase II of the proceeding pursuant to its mandate under the restructuring statute to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover those costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from Central Maine's divested generation assets to offset stranded costs.

In the area of revenue requirements, the Phase I order did not include definitive amounts, but did contain the MPUC's conclusions as to the appropriate cost of common equity for Central Maine as a transmission-and-distribution company beginning March 1, 2000. Central Maine had recommended a 12-percent cost of common equity with a 55-percent common equity component in the capital structure. The MPUC approved a common-equity cost of 10.50 percent with a common-equity component of 47 percent, and an overall weighted-average cost of capital of 8.68 percent. In dealing with rate design, the MPUC limited itself in the first phase of the proceeding primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000.

Central Maine submitted its Phase II filing to the MPUC on July 1, 1999. The filing is organized into sections covering revenue requirements, a sales forecast, stranded costs, and rate design, with updated information provided in each area. As with Phase I, some of the calculations submitted in the Phase II filing are still estimates, since some of the information that will provide the basis for the MPUC's decisions in the proceeding is not yet available. This information will include the results of the auctioning of Central Maine's energy and capacity of undivested generation-related assets and NUG contracts and the market prices for electricity, including the standard-offer price, all of which Central Maine expects to be able to provide the MPUC in an updated filing in December 1999.

Central Maine's requested revenue requirement amount, together with its interim assumption for market electricity prices, would result in an average 10.4-percent price decrease for its core rate customers effective March 1, 2000. This amount will change, however, depending on the information to be submitted in the December filing and the MPUC's decision on Central Maine's revenue requirements.

Sale of Generation Assets

On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.8 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that CMP will retain), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.9 million.

Central Maine recorded a pre-tax deferred gain of $515.7 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in the second quarter of 1999 eliminating any income recognition. Central Maine also recorded curtailment and special termination deferred charges of $8.1 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation asset sale. These deferred charges will be amortized over a three year period beginning March 1, 2000 as required by the MPUC. In Phase II of the above described "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," the MPUC will determine the amount of the regulatory liability that will be used to reduce stranded costs and the utilization and timing of the recognition of any remaining regulatory liability.

Central Maine also recorded a pre-tax deferred gain amounting to $30.8 million to offset the income impact of the flow-through of unamortized investment tax credits and excess deferred taxes associated with the assets sold. Central Maine has requested a private letter ruling from the IRS regarding the appropriate treatment of these items based on directives from the MPUC. Central Maine is of the opinion, based on its review of the rules and regulation and IRS rulings in similar situations, that any unamortized investment tax credits and excess deferred taxes relating to the property sold become nonregulated property at the point of sale. Central Maine believes that regulatory agencies, therefore, are precluded from considering these unamortized investment tax credits and excess deferred tax reserves in establishing regulated rates because they would constitute a violation of the normalization requirement of the Internal Revenue Code. The MPUC has directed Central Maine to seek the private ruling to be absolutely clear in this particular case whether ratepayers can continue to benefit from these excess reserves. Central Maine does not know when the IRS will rule on its requests, but expects a ruling before the end of 1999.

Union Water's net income reflects a $3.7 million increase during the second quarter of 1999 due to its portion of the proceeds of the sale of generation assets as determined by the MPUC. Central Maine is appealing to the Maine Supreme Judicial Court the imputation of $13.2 million of value of the Union Water assets to Central Maine. The $13.2 million imputation is included in the Central Maine deferred gain of $515.7 million.

With the cash proceeds of the sale Central Maine redeemed the remaining $118.7 million of its outstanding General and Refunding Mortgage Bonds on May 10, 1999, and paid at maturity $47 million of its medium-term notes on May 4, 1999. On June 1, 1999, Central Maine redeemed $180 million of its medium-term notes, as well as all of the outstanding $10 million Town of Yarmouth Pollution Control Revenue Bonds, which had been issued in 1977 and 1978. Approximately $294.5 million of the proceeds will be required for federal and state income taxes resulting from the sale and, after providing for closing costs and energy purchases to meet power-supply obligations until the start of retail competition on March 1, 2000, Central Maine expects to transfer the balance to its parent, CMP Group. Proceeds that have not been applied have been invested in accordance with Central Maine's cash investment policy. Uses of the balance of the proceeds are under consideration by CMP Group.

Accounting for the Effects of Certain Types of Regulation

Central Maine prepares its financial statements in accordance with SFAS No. 71, which requires rate regulated companies to reflect the effects of regulatory decisions in their financial statements. Central Maine has deferred certain costs pursuant to rate actions of the MPUC and FERC and is recovering, or expects to recover, such costs in electric, transmission and distribution rates charged to customers.

The FASB's EITF has addressed the appropriateness of continued application of SFAS No. 71 by entities in states that have enacted restructuring legislation similar to Maine's. The EITF issued its statement No. 97-4 "Deregulation of Pricing Electricity - Issues Related to the Application of FASB Statements 71 and 101", which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. With respect to the generation portion of Central Maine's business, this occurred during the second quarter of 1999 with the completion of the sale of most of its generation assets to FPL and the subsequent development of a compliance filing with the MPUC in Phase II of the ongoing MPUC proceeding on stranded costs, revenue requirements and rate design. Effective June 30,1999, Central Maine adopted SFAS 101 for the generation segment of its business. SFAS 101 requires a determination of impairment of plant assets under SFAS 121, and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71.

Central Maine performed impairment tests on its two operating nuclear generation facilities, Millstone 3 and Vermont Yankee, on a plant specific basis and determined that $82.9 million was impaired as of June 30,1999. Impaired plant is the excess of net plant investment at June 30,1999 over the value of net cash flows during the remaining lives of the investments. Annual net cash flows were determined by subtracting estimated generation sustenance costs from the estimated market value of power from the plants. The MPUC in its decision in Phase I order dated March 19,1999 of the "Investigation of Stranded Cost, Transmission and Distribution Utility Revenue Requirements and Rate Design" provided for future recovery of nuclear generation and other generation related stranded costs. Central Maine has established a regulatory asset as of June 30, 1999 for $82.9 million consistent with that order associated with the two operating nuclear investments. As a result there is no income impact from these impairment test but rather recognition of the future obligation and regulatory asset on the balance sheet.

Central Maine has long term power purchase contracts requiring payment of above anticipated market rates from NUGs. The estimate of above-market payment is approximately $800 million. The costs associated with these NUG contracts remain a regulated obligation of the transmission and distribution company as a statutory requirement and have been provided for by the MPUC in its revenue requirement determination in Phase I of the above mentioned proceeding.

Central Maine believes that its electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with those operations as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers also meet the criteria. At June 30,1999 $958.7 million of regulatory assets remain on Central Maine's books. Approximately $214.4 million will be charged against the estimated deferred gain and associated carrying costs through March 1, 2000 of $548.6 million resulting from the generation asset sale while the remainder will be amortized over periods to be determined by the MPUC in Phase II of the above mentioned proceeding.

Tax Settlement

On September 12, 1997, Central Maine received a notice of deficiency from the Internal Revenue Service ("IRS") as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994. There were two significant adjustments among those proposed by the IRS. The first was a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which had been charged to income in 1994 in connection with the adoption of the ARP effective January 1, 1995. The second major adjustment disallowed Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture ("FEV") purchased-power contract.

On December 10, 1997 Central Maine filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. Subsequently, Central Maine sought review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute could be resolved in advance of a court determination.

In June 1999, the IRS Appeals Officer and Central Maine reached agreement resolving all issues. Under the proposed agreement the ERAM component was allowed as fully deductible in 1994, while $24 million of the fuel and purchased-power costs were deemed to be deductible in 1994 and the remaining $30 million deductible in 1995. The parties also agreed to increase the tax basis of the FEV plant from $2 million to $11 million, to be depreciated over 20 years, and that the remaining FEV contract buyout costs would be fully deductible in 1994.

As a result of the settlement, Central Maine made payments to the IRS and the State of Maine totaling $11.8 million for the 1992 to 1994 tax deficiencies, as well as $6.0 million in associated interest. Substantially all of the tax impacts were normalized, as Central Maine will be deducting any disallowed costs for tax purposes in future years. The net impact of the tax and interest true-up for all the years under consideration reduced net income in the second quarter of 1999 by $0.6 million due primarily to interest expense. Of the $6.0 million interest payment, approximately $1 million was previously accrued, $1.8 million associated with the FEV facility was deferred consistent with regulatory practice, and $2.0 million of interest income was accrued for the years 1995 through June 1999.

Due to the materiality of the amounts involved, approval of the settlement from the Congress's Joint Committee on Taxation is required and is being sought by the IRS.

Expansion of Lines of Business

General. CMP Group is also preparing for competition by expanding its business opportunities through investments that capitalize on core competencies. MaineCom Services is a subsidiary that arranges, through other investments fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned accounts receivable management subsidiary. Another wholly-owned subsidiary, CNEX, formerly CMP International Consultants, provides utility consulting (domestic and international) and research. The wholly-owned Union Water Power Company provides locating of underground utility facilities and thermovision (infrared) detection services, real estate brokerage and management, modular housing, energy-efficiency contracting, and utility construction services. Union Water's operating divisions include On Target Utility Services, UnionLand Services, Maine HomeCrafters, and Combined Energies(TM). These subsidiaries often utilize skills of former Central Maine employees and regularly compete for business with other companies.

Natural Gas Distribution. CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to pursue opportunities to distribute natural gas at retail in many Maine communities. They would offer natural-gas service in several areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Bethel, Windham and Waterville areas, none of which had a natural-gas distribution system in place. The gas is to be drawn from two new gas-pipeline projects that will carry Canadian gas through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by Central Maine and MEPCO. On July 24, 1998, the MPUC authorized the joint venture to serve the areas it had applied to serve. The new company, CMP Natural Gas could face competition from new or existing gas utilities in some of the areas it has targeted.

CMP Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, CMP Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for CMP Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. CMP Natural Gas expects to commence service to the plant by June 1, 2000, after MPUC approval and construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. Upon completion of the proposed merger of Energy East and CMP Group, Energy East will hold all of the interests in CMP Natural Gas.

Fiber Optic Network. CMP Group, through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), which is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder. NEON is creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast. On July 13, 1999, NEON announced that it had activated its first high-capacity carrier circuit into the borough of Manhattan, which NEON said fulfilled its goal of providing carrier customers with such high-capacity facilities into the New York City market before the end of 1999.

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

Environmental Matters

CMP Group and its subsidiaries assess compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At June 30, 1999, Central Maine had an accrued liability of $3.0 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 2, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion of this subject.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Central Maine is exposed to interest rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. As of June 30, 1999, Central Maine had $110 million of medium-term notes outstanding, $10 million of which bear floating, LIBOR-based rates.






                          Variable Long Term                 Fixed Long Term
                                       (dollars in thousands)

Weighted Average Rates             9.12%                            6.82%

Balance at June 30, 1999            34,593                          236,224

Maturity Period                 1999 - 2019                      1999 - 2021





                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Claim Against Central Maine - By notice of claim dated June 24, 1999, the non-operator owners of the Wyman No. 4 oil-fired generating unit in Yarmouth, Maine, which was approximately 60-percent owned by Central Maine, served notice on Central Maine that they believe they are entitled to a portion of the proceeds of the sale of Central Maine's interest in the unit as part of the April 1999 sale of its non-nuclear generation assets to FPL Energy. The claimants contend that certain sections of the joint ownership agreement under which they share in the output of the unit require a pro-rata distribution to them of part of those proceeds as a result of Central Maine's sale of its interest in the unit. The joint ownership agreement provides for arbitration of claims arising under the agreement.

Central Maine believes that although the amount that may be claimed could be substantial, the claimants have suffered no loss and are not entitled to any part of the generation-asset sale proceeds. Central Maine intends to contest any such claim vigorously, but cannot predict the result of any arbitration proceeding that the non-operator owners may initiate.

Regulatory Matters - For a discussion of certain significant regulatory matters affecting CMP Group and Central Maine, including those related to the permanent shutdown of the Maine Yankee Plant, the proposed merger with Energy East, and an MPUC proceeding that will determine Central Maine's stranded costs and related matters, see Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Permanent Shutdown of Maine Yankee Plant", "Proposed Merger," and "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," which are incorporated herein by reference.

Tax Settlement - For a discussion of Central Maine's settlement of significant federal income tax adjustments see Note 4, "Commitments and Contingencies" - "Tax Settlement."

Environmental  Matters  -  For  a  discussion  of  administrative  and  judicial proceedings concerning cleanup of hazardous waste sites, see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. and Item 3. Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meetings of the stockholders of CMP Group and Central Maine were held concurrently on May 20, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the managements' nominees as listed in the proxy statement, and all of such nominees were elected.

Two matters were voted on at the CMP Group annual meeting and one matter was voted on at the Central Maine meeting. The first was the election of four directors to Class I of the Board of Directors of CMP Group for a three-year term. The following are the vote tabulations for the four nominees:


Charleen M. Chase
         Votes for -26,606,143
         Votes withheld -754,431

David T. Flanagan
         Votes for -26,619,205
         Votes withheld -741,369

Robert H. Gardiner
         Votes for -26,605,923
         Votes withheld -754,651

Peter J. Moynihan
         Votes for -26,615,468
         Votes withheld -745,106

The second matter voted on at the CMP Group meeting was approval of the appointment of PricewaterhouseCoopers LLP as auditors for CMP Group for 1999. The appointment was approved, with the following vote tabulations:

         Votes for -27,151,514
         Votes against -65,814
         Abstentions -143,246

The only matter voted on at the Central Maine meeting was the election of four directors to Class III of the Board of Directors of Central Maine for a three-year term. The four nominees were elected, with the following vote tabulations:

Charleen M. Chase
         Votes for -3,125,192
         Votes withheld -96

David T. Flanagan
         Votes for -3,125,192
         Votes withheld -96

Robert H. Gardiner
         Votes for -3,125,192
         Votes withheld -96

Peter J. Moynihan
         Votes for -3,125,192
         Votes withheld -96

Item 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits. None.
(b) Reports on Form 8-K. CMP Group and Central Maine filed one report on Form 8-K during the second quarter of 1999 and thereafter to date:

Date of Report                                          Items Reported

June 14, 1999                                               Item 5

The registrants reported that CMP Group and Energy East had entered into an Agreement and Plan of Merger.




                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their respective behalfs by the undersigned thereunto duly authorized.

                                               CMP GROUP, INC.



Date:  August 10, 1999    By    _____________________________________
      -----------------
                                David E. Marsh, Chief Financial Officer
                                (Principal Financial Officer and duly
                                authorized officer)



                                              CENTRAL MAINE POWER COMPANY



Date:  August 10, 1999    By    _____________________________________
      -----------------
                                Michael W. Caron, Comptroller (Chief Accounting
                                Officer and duly authorized officer)