Form 10-Q
period 1999-09-30
CENTRAL MAINE POWER CO
filed 1999-11-10
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

As of November 8, 1999, the number of shares of Common Stock outstanding for each registrant was as follows:

                            Registrant                              Shares

CMP Group, Inc., Common Stock, $5 Par Value                         32,442,552
Central Maine Power Company, Common Stock, $5 Par Value (All
   held by CMP Group, Inc.)                                         31,211,471

                                Table of Contents

                                                                        Page
                                                                       Number

Glossary                                                                   1

Part I.  Financial Information

Item 1 - Consolidated Financial Statements

CMP Group, Inc.
   Consolidated Statement of Earnings for the Three Months Ended             5
   September 30, 1999 and 1998

   Consolidated Statement of Earnings for the Nine Months Ended              6
   September 30, 1999 and 1998

   Consolidated Balance Sheet  - September 30, 1999 and December 31,
   1998:
     Assets                                                                  7
     Stockholders' Equity and Liabilities                                    8

   Consolidated Statement of Cash Flows for the Nine Months Ended            9
   September 30, 1999 and 1998

Central Maine Power Company
   Consolidated Statement of Earnings for the Three Months Ended            10
   September 30, 1999 and 1998

   Consolidated Statement of Earnings for the Nine Months Ended             11
   September 30, 1999 and 1998

   Consolidated Balance Sheet  - September 30, 1999 and December 31,
   1998:
     Assets                                                                 12
     Stockholders' Equity and Liabilities                                   13

   Consolidated Statement of Cash Flows for the Nine Months Ended           14
   September 30, 1999 and 1998

Notes to Consolidated Financial Statements                                  15

Item 2 - Management's Discussion and Analysis of Financial Condition        31
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         49

Part II.  Other Information                                                 50

Signatures                                                                  51

                                    GLOSSARY




The following abbreviations or acronyms are used in the text of this Form 10-Q as defined below:

 Term                            Definition

Form 10-K            Annual Report on Form 10-K

ARP                  Alternative Rate Plan

ARP 2000 The proposed rate plan filed by Central Maine with the MPUC on September 30, 1999.

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

CNEX A wholly owned subsidiary of CMP Group (previously called CMP International Consultants), which provides management, planning, consulting, and research and information services to foreign and domestic utilities and government agencies.

Connecticut DPUC     Connecticut Department of Public Utility Control

Cumberland           Securities Cumberland Securities Corporation,  a
                     wholly owned subsidiary of Central Maine which owns and manages real estate.

Connecticut Yankee   Connecticut Yankee Atomic Power Company

D&P                  Duff & Phelps Credit Rating Co.

DOE                  United States Department of Energy

DOJ                  United States Department of Justice

EE Merger Corp. A Maine corporation that is a wholly-owned subsidiary of Energy East, formed for the sole purpose of completing the merger with CMP Group.

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

IPO                  Initial Public Offering

IRC                  Internal Revenue Code

IRS                  United States Internal Revenue Service

ISO                  Independent System Operator

Kwh                  Kilowatt-hour

MaineCom             MaineCom  Services,  a wholly  owned  CMP  Group
                     subsidiary  which  provides   telecommunications
                     services.

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

SFAS                 Statement of Financial Accounting Standards

TeleSmart            A wholly  owned  subsidiary  of CMP Group  which
                     provides accounts receivable management services for utility clients.

Union Water          The Union Water Power Company, a diversified wholly owned
                     subsidiary of CMP Group.

Vermont Yankee       Vermont Yankee Nuclear Power Corporation.

Waste Act            Federal Low-level Radioactive Waste Policy Amendments Act.

Yankee Atomic        Yankee Atomic Electric Company

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
In the opinion of CMP Group, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1999 and 1998, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended September 30, 1999 and 1998. CMP Group is the parent holding company of Central Maine, Union Water, MaineCom, CNEX and New England Gas Development. Central Maine constitutes substantially all of CMP Group's assets, revenues and expenses. All nonutility operating transactions are included in other non-utility revenues and operating expenses in CMP Group's Consolidated Statement of Income.

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                 (Dollars in thousands, except per-share amounts
                                                               For the Three Months
                                                                 Ended September 30,
                                                               1999           1998
Revenues
     Electric operating revenues                             $238,898      $ 234,056
     Other non-utility revenues                                10,292          2,875
                                                              -------        -------
        Total Revenues                                        249,190        236,931
                                                              -------        -------

Operating Expenses
     Fuel used for company generation                             281         10,393
     Purchased power
        Energy                                                107,667         89,238
        Other (capacity)                                       28,766         22,617
     Other operation                                           57,705         55,037
     Maintenance                                                7,331         11,441
     Depreciation and amortization                             11,996         14,057
     Taxes other than income taxes                              5,027          7,680
                                                              -------        -------
        Total Operating Expenses                              218,773        210,463
                                                              -------        -------

Operating Income                                               30,417         26,468
                                                              -------       -------

Other Income (Expense)
     Equity in earnings of associated companies                (1,747)          (741)
     Allowance for equity funds used during construction          172            179
     Minority interest in consolidated net income                  (6)           (64)
     Gain on sale of investments and properties                  (793)        19,108
     Other, net                                                 1,938           (270)
                                                              -------        -------
        Total Other Income (Expense)                             (436)        18,212
                                                              -------        -------

Interest Charges
     Long-term debt                                             4,372         10,247
     Other interest                                             7,331          2,612
     Allowance for borrowed funds used during construction        (46)          (132)
                                                              -------        -------
        Total Interest Charges                                 11,657         12,727
                                                              -------        -------

Income Before Income Taxes and Preferred Dividends             18,324         31,953
     Income taxes                                               8,703         13,594
     Dividends on Preferred Stock of Subsidiary                   918            919
                                                              -------        -------
Net Income                                                  $   8,703       $ 17,440
                                                              =======        =======

Weighted Average Number of Shares of Common
     Stock Outstanding                                     32,442,552     32,442,687

Earnings Per Share of Common Stock (Basic and Diluted)          $0.27           $.54

Dividends Declared Per Share of Common Stock                    $.225          $.225
The accompanying notes are an integral part of these financial statements.




                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                For the Nine Months
                                                                 Ended September 30,
                                                               1999            1998
Revenue
     Electric operating revenues                             $724,278        $691,017
     Other non-utility revenues                                26,713           4,586
                                                              -------         -------
        Total Revenues                                        750,991         695,603
                                                              -------         -------

Operating Expenses
     Fuel used for company generation                          10,488          22,374
     Purchased power
        Energy                                                290,984         279,002
        Other (capacity)                                       82,754          68,079
     Other operation                                          175,656         152,990
     Maintenance                                               23,630          30,120
     Depreciation and amortization                             38,673          41,687
     Taxes other than income taxes                             17,180          20,721
                                                              -------         -------
        Total Operating Expenses                              639,365         614,973
                                                              -------         -------

Operating Income                                              111,626          80,630
                                                              -------         -------

Other Income (Expense)
     Equity in earnings of associated companies                (4,406)          1,007
     Allowance for equity funds used during construction          479             468
     Minority interest in consolidated net income                (700)           (178)
     Gain on sale of investments and properties                12,240          19,108
     Other, net                                                10,134           1,450
                                                              -------         -------
        Total Other Income (Expense)                           17,747          21,855
                                                              -------         -------

Interest Charges
     Long-term debt                                            22,504          31,746
     Other interest                                            20,661           6,639
     Allowance for borrowed funds used during construction       (260)           (331)
                                                              -------         -------
        Total Interest Charges                                 42,905          38,054
                                                              -------         -------

Income Before Income Taxes and Preferred Dividends             86,468          64,431
     Income taxes                                              37,711          26,131
     Dividends on Preferred Stock of Subsidiary                 2,756           3,890
                                                              -------         -------
Net Income                                                   $ 46,001        $ 34,410
                                                              =======         =======

Weighted Average Number of Shares of Common
     Stock Outstanding                                     32,442,552      32,442,730

Earnings Per Share of Common Stock - Basic                      $1.42           $1.06
Earnings Per Share of Common Stock - Diluted                    $1.41           $1.06

Dividends Declared Per Share of Common Stock                    $.675           $.675

The accompanying notes are an integral part of these financial statements



                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                   Assets                                       September 30,      December 31,
                                                                                    1999               1998
                                                                                 (Unaudited)
Current Assets
    Cash and cash equivalents                                                   $   224,792         $    30,540
    Accounts receivable, less allowance for uncollectible accounts of
    $2,915 in 1999 and $3,136 in 1998
       Service   - billed                                                            75,538              81,169
                 - unbilled                                                          45,755              53,296
       Other accounts receivable                                                     10,912              13,753
    Inventories, at average cost
       Fuel oil                                                                          94               5,879
       Materials and supplies                                                         9,728              13,126
    Funds on deposit with trustee                                                         1                   1
    Prepayments and other current assets                                             12,341              10,268
                                                                                 ----------          ----------
          Total Current Assets                                                      379,161             208,032
                                                                                 ----------          ----------

Electric Property, at original cost                                               1,328,731           1,750,837
    Less: Accumulated depreciation                                                  545,915             694,410
                                                                                 ----------           ---------
          Net electric property in service                                          782,816           1,056,427
                                                                                 ----------           ---------

Property, non utility                                                                20,004              23,244
    Less: Accumulated Depreciation                                                    5,897               6,802
                                                                                 ----------           ---------
          Net Non-Utility property                                                   14,107              16,442

    Construction work in progress                                                    23,154              19,538
    Nuclear fuel                                                                      1,626               1,147
                                                                                 ----------           ---------
          Total net property                                                        821,703           1,093,554

Investments In Associated Companies, at Equity                                       55,257              71,880
                                                                                 ----------           ---------
    Total Net Property and Investments in Associated Companies                      876,960           1,165,434
                                                                                 ----------           ---------

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net                      74,424              78,539
    Yankee Atomic purchased-power contract                                            4,297               7,761
    Connecticut Yankee purchased-power contract                                      26,969              29,913
    Maine Yankee purchased-power contract                                           248,689             273,895
    Regulatory assets-nuclear impairment                                             78,867                   -
    Regulatory assets-deferred taxes                                                209,442             235,451
    Other deferred charges and other assets                                         247,371             263,859
                                                                                 ----------           ---------
          Deferred Charges and Other Assets, Net                                    890,059             889,418
                                                                                 ----------           ---------

          Total Assets                                                           $2,146,180          $2,262,884
                                                                                  =========           =========

The accompanying notes are an integral part of these financial statements




                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                   Stockholders' Equity and Liabilities
                                                            September 30,       December 31,
                                                                 1999              1998
                                                             (Unaudited)
Current Liabilities and Interim Financing
    Interim financing                                        $    61,450         $  298,356
    Sinking-fund requirements                                     27,696             11,455
    Accounts payable                                              74,138             90,960
    Dividends payable                                              8,266              7,304
    Accrued interest                                               2,196              7,524
    Accrued income taxes                                          74,083             19,911
    Miscellaneous current liabilities                             20,041             15,909
                                                              ----------         ----------
       Total Current Liabilities and Interim Financing           267,870            451,419
                                                              ----------         ----------

Commitments and Contingencies (Note 4)

Other Liabilities and Deferred Credits
    Accumulated deferred income taxes                             71,751            376,043
    Unamortized investment tax credits                            14,108             29,064
    Yankee Atomic purchased-power contract                         4,297              7,761
    Connecticut Yankee purchased-power contract                   26,969             29,913
    Maine Yankee purchased-power contract                        248,689            273,895
    Regulatory liabilities-nuclear impairment                     15,892                  -
    Regulatory liabilities-deferred taxes                         61,054             58,376
    Deferred gain on generation asset sale                       530,131                  -
    Other reserves and deferred credits                          193,766            116,805
                                                               ---------         ----------
       Total Other Liabilities and Deferred Credits            1,166,657            891,857
                                                               ---------         ----------

Long-Term Debt
    Mortgage debt                                                      -            117,683
    Other long-term obligations                                  123,422            228,598
                                                               ---------         ----------
       Total Long-Term Obligations                               123,422            346,281
                                                               ---------         ----------

Redeemable Preferred Stock                                         9,910             18,910
                                                               ----------        ----------

Stockholders' Equity
    Common-stock                                                 162,213            162,213
    Other paid in capital                                        286,056            285,835
    Reacquired common stock                                       (1,028)              (827)
    Retained earnings                                             95,552             71,668
    Preferred stock                                               35,528             35,528
                                                               ---------         ----------
       Total Stockholders' Equity                                578,321            554,417
                                                               ---------         ----------

       Total Stockholders' Equity and Liabilities             $2,146,180         $2,262,884
                                                               =========          =========

The accompanying notes are an integral part of these financial statements.



                                 CMP Group, Inc. and Subsidiaries
                               Consolidated Statement of Cash Flows
                                           (Unaudited)
                                      (Dollars in thousands)
                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                              1999          1998
Cash From Operations
    Net income                                                             $ 46,001      $ 34,410
    Items not requiring (not providing) cash:
       Depreciation                                                          30,446        34,957
       Amortization                                                          29,568        28,907
       Deferred income taxes and investment tax credits, net                 (8,632)       20,107
       Allowance for equity funds used during construction                     (479)         (468)
    Preferred stock dividends of subsidiary                                   2,756         3,890
    Gain on sale of investments and properties                              (12,240)      (19,108)
    Incremental power supply                                                (23,111)            -
    Changes in certain assets and liabilities:
       Accounts receivable                                                   16,013        13,114
       Other current assets                                                  (3,429)       (7,717)
       Inventories                                                              632        (3,020)
       Accounts payable                                                     (13,034)      (22,240)
       Accrued taxes and interest                                            17,994        (1,267)
       Miscellaneous current liabilities                                      3,859        10,030
    Deferred ice storm cost                                                    (793)      (51,923)
    Deferred energy-management costs                                            985        (1,583)
    Restructuring of purchased power contract                                     -       (22,500)
    Accrued carrying costs on deferred gain and other items                  10,493             -
    MaineCom equity losses in NEON                                            7,719             -
    Union Water Power Co. unearned revenues                                   2,575             -
    Other, net                                                                8,182         7,169
                                                                            -------       -------
          Net Cash Provided  by Operating Activities                        115,505        22,758
                                                                            -------       -------

Investing Activities
       Construction expenditures                                            (37,880)      (27,700)
       Investments in and loans to affiliates                                     -       (17,800)
       Repayment of loan by affiliates                                            -        17,800
       Central Maine sale of assets                                         850,987             -
       Tax payments related to sale of assets                              (249,250)            -
       Selling expense for sale of generation assets                        (17,886)            -
       Proceeds from sale of investments and properties                      14,018        21,347
       Changes in accounts payable - investing activities                    (3,788)       (2,122)
                                                                            -------        ------
          Net Cash Provided (Used) by Investing Activities                  556,201        (8,475)
                                                                            -------        ------

Financing Activities
    Issuances:
       Revolving credit agreement                                                 -        10,100
       Medium-term notes                                                          -       187,000
    Redemptions:
       Mortgage bonds                                                      (118,717)     (177,283)
       Preferred stock                                                            -       (48,619)
       Medium-term note                                                    (257,000)      (18,000)
       Revolving credit agreement                                           (50,000)            -
       Other long-term obligations                                          (12,841)       (2,970)
       Short-term obligations, net                                          (15,000)         (154)
    Funds on deposit with trustee                                                 -        61,694
    Purchase of treasury stock                                                 (160)         (811)
    Dividends:
       Common stock                                                         (21,899)      (21,915)
       Preferred stock of subsidiary                                        (1,837)        (4,868)
                                                                            ------        -------
          Net Cash Used by Financing Activities                            (477,454)      (15,826)
                                                                            -------       -------
          Net Increase (Decrease) in Cash                                   194,252        (1,543)
Cash and Cash Equivalents, Beginning of Year                                 30,540        20,841
                                                                            -------       -------
Cash and Cash Equivalents, End of Year                                     $224,792      $ 19,298
                                                                            =======       =======

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
In the opinion of Central Maine, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1999 and 1998, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended September 30, 1999 and 1998. Central Maine's consolidated financial statements include the accounts of Central Maine and its wholly owned and controlled subsidiaries. All nonutility operating transactions are included in other non-utility revenues and operating expenses in Central Maine's Consolidated Statement of Income.

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                 For the Three Months
                                                                  Ended September 30,
                                                                 1999            1998
Revenues
     Electric operating revenues                               $238,887        $234,027
     Other non-utility revenues                                    (408)            711
                                                                -------         -------
        Total Revenues                                          238,479         234,738
                                                                -------         -------

Operating Expenses
     Fuel used for company generation                               281          10,393
     Purchased power
        Energy                                                  107,667          89,238
        Other (capacity)                                         28,766          22,617
     Other operation                                             48,251          53,565
     Maintenance                                                  7,096          11,421
     Depreciation and amortization                               11,706          13,985
     Taxes other than income taxes                                5,021           7,668
                                                                -------         -------
        Total Operating Expenses                                208,788         208,887
                                                                -------         -------

Operating Income                                                 29,691          25,851
                                                                -------         -------

Other Income (Expense)
     Equity in earnings of associated companies                     368              67
     Allowance for equity funds used during construction            172             179
     Other, net                                                   4,010            (237)
     Minority interest in consolidated net income                    (6)            (64)
     Gain on sale of investments and properties                      27           9,545
                                                                -------         -------
        Total Other Income (Expense)                              4,571           9,490
                                                                -------         -------

Interest Charges
     Long-term debt                                               4,324          10,237
     Other interest                                               7,250           2,611
     Allowance for borrowed funds used during construction          (46)           (132)
                                                                -------         -------
        Total Interest Charges                                   11,528          12,716
                                                                -------         -------

Income Before Income Taxes                                       22,734          22,625
     Income taxes                                                 9,806           9,490
                                                                -------         -------
Net Income                                                       12,928          13,135
     Dividends on Preferred Stock                                   918             919
                                                                -------         -------
Earnings Applicable to Common  Stock                           $ 12,010        $ 12,216
                                                                =======         =======

Weighted Average Number of Shares of Common
     Stock Outstanding                                       31,211,471      32,367,201

Earnings Per Share of Common Stock - Basic and Diluted            $0.38           $0.38

Dividends Declared Per Share of Common Stock                     $0.360          $0.000

The accompanying notes are an integral part of these financial statements.




                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                              For the Nine Months
                                                               Ended September 30,
                                                               1999            1998
Revenues
     Electric operating revenues                             $724,194        $690,988
     Other non-utility revenues                                   702           2,422
                                                              -------         -------
        Total Revenues                                        724,896         693,410
                                                              -------         -------

Operating Expenses
     Fuel used for company generation                          10,488          22,374
     Purchased power
        Energy                                                290,984         279,002
        Other (capacity)                                       82,754          68,079
     Other operation                                          151,618         151,518
     Maintenance                                               23,135          30,100
     Depreciation and amortization                             37,912          41,615
     Taxes other than income taxes                             17,117          20,709
                                                              -------         -------
        Total Operating Expenses                              614,008         613,397
                                                              -------         -------

Operating Income                                              110,888          80,013
                                                              -------         -------

Other Income (Expense)
     Equity in earnings of associated companies                 4,051           1,815
     Allowance for equity funds used during construction          479             468
     Other, net                                                10,809           1,483
     Minority interest in consolidated net income                (700)           (178)
     Gain on sale of investments and properties                 7,061           9,545
                                                              -------         -------
        Total Other Income (Expense)                           21,700          13,133
                                                              -------         -------

Interest Charges
     Long-term debt                                            22,362          31,736
     Other interest                                            20,416           6,638
     Allowance for borrowed funds used during construction       (260)           (331)
                                                              -------         -------
        Total Interest Charges                                 42,518          38,043
                                                              -------         -------

Income Before Income Taxes                                     90,070          55,103
     Income taxes                                              36,241          22,027
                                                              -------         -------
Net Income                                                     53,829          33,076
     Dividends on Preferred Stock                               2,756           3,890
                                                              -------         -------
Earnings Applicable to Common Stock                         $  51,073        $ 29,186
                                                              =======         =======

Weighted Average Number of Shares of Common
     Stock Outstanding                                     31,211,471      32,417,292

Earnings Per Share of Common Stock (Basic and Diluted)          $1.64           $0.90

Dividends Declared Per Share of Common Stock                  $0.945           $0.450

The accompanying notes are an integral part of these financial statements




                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                   Assets                                       September 30,      December 31,
                                                                                    1999               1998
                                                                                    ----               ----
                                                                                 (Unaudited)
Current Assets
    Cash and cash equivalents                                                      $  205,914       $    22,628
    Accounts receivable, less allowance for uncollectible accounts of
    $2,915 in 1999 and $3,136 in 1998
       Service   - billed                                                              75,418            81,082
                 - unbilled                                                            45,755            53,110
       Other accounts receivable                                                        4,377            12,698
    Inventories, at average cost
       Fuel oil                                                                            94             5,879
       Materials and supplies                                                           9,263            12,755
    Funds on deposit with trustee                                                           1                 1
    Prepayments and other current assets                                               11,837            10,161
                                                                                   ----------        ----------
          Total Current Assets                                                        352,659           198,314
                                                                                   ----------        ----------

Electric Property, at original cost                                                 1,328,702         1,750,777
    Less: Accumulated depreciation                                                    545,892           694,463
                                                                                   ----------        ----------
          Net electric property in service                                            782,810         1,056,314
                                                                                   ----------         ---------

Property, Non-Utility                                                                  12,829            15,895
    Less: Accumulated Depreciation                                                      3,642             4,150
                                                                                   ----------        ----------
          Non-Utility Property                                                          9,187            11,745

    Construction work in progress                                                      21,308            19,483
    Nuclear fuel                                                                        1,626             1,147
                                                                                   ----------        ----------
          Total net property                                                          814,931         1,088,689

Investments In Associated Companies, at Equity                                         39,614            48,406
                                                                                   ----------        ----------
    Total Net Property and Investments in Associated Companies
                                                                                      854,545         1,137,095

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net                        74,424            78,539
    Yankee Atomic purchased-power contract                                              4,297             7,761
    Connecticut Yankee purchased-power contract                                        26,969            29,913
    Maine Yankee purchased-power contract                                             248,689           273,895
    Regulatory assets-nuclear impairment                                               78,867                 -
    Regulatory assets - deferred taxes                                                209,442           235,451
    Other deferred charges and other assets                                           243,258           262,512
                                                                                    ---------         ---------
          Deferred Charges and Other Assets, Net                                      885,946           888,071
                                                                                    ---------         ---------

          Total Assets                                                             $2,093,150        $2,223,480
                                                                                    =========         =========

The accompanying notes are an integral part of these financial statements.



                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                   Stockholders' Equity and Liabilities
                                                                               September 30,       December 31,
                                                                                   1999                1998
                                                                                   -----               ----
                                                                                (Unaudited)
Current Liabilities and Interim Financing
    Interim financing                                                              $   61,383         $  298,183
    Sinking-fund requirements                                                          27,696             11,455
    Accounts payable                                                                   73,746             93,012
    Dividends payable                                                                     967                  5
    Accrued interest                                                                    2,169              7,491
    Income taxes payable to parent company                                             74,320             20,822
    Miscellaneous current liabilities                                                  18,532             15,455
                                                                                   ----------         ----------
       Total Current Liabilities and Interim Financing                                258,813            446,423
                                                                                   ----------         ----------

Commitments and Contingencies (Note 4)

Other Liabilities and Deferred Credits
    Accumulated deferred income taxes                                                  68,274            372,243
    Unamortized investment tax credits                                                 14,108             29,064
    Yankee Atomic purchased-power contract                                              4,297              7,761
    Connecticut Yankee purchased-power contract                                        26,969             29,913
    Maine Yankee purchased-power contract                                             248,689            273,895
    Regulatory liabilities-nuclear impairment                                          15,892                  -
    Regulatory liabilities - deferred taxes                                            61,054             58,376
    Deferred gain on generation asset sale                                            530,131                  -
    Other reserves and deferred credits                                               180,836            111,506
                                                                                    ---------          ---------
       Total Other Liabilities and Deferred Credits                                 1,150,250            882,758
                                                                                    ---------          ---------

Long-Term Debt
    Mortgage debt                                                                           -            117,683
    Other long-term obligations                                                       121,042            226,151
                                                                                    ---------          ---------
       Total Long-Term Obligations                                                    121,042            343,834
                                                                                    ---------          ---------

Redeemable Preferred Stock                                                              9,910             18,910
                                                                                    ---------          ---------

Stockholders' Equity
    Common-stock                                                                      162,213            162,213
    Other paid in capital                                                             276,641            276,422
    Reacquired common stock                                                           (19,000)           (19,000)
    Retained earnings                                                                  97,710             76,349
    Preferred stock                                                                    35,571             35,571
                                                                                    ---------          ---------
       Total Stockholders' Equity                                                     553,135            531,555
                                                                                    ---------          ---------

       Total Stockholders' Equity and Liabilities                                  $2,093,150         $2,223,480
                                                                                    =========          =========

The accompanying notes are an integral part of these financial statements.





                           Central Maine Power Company and Subsidiaries
                               Consolidated Statement of Cash Flows
                                           (Unaudited)
                                      (Dollars in thousands)
                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                              1999          1998
Cash From Operations
    Net income                                                             $ 53,829     $  33,076
    Items not requiring (not providing) cash:
       Depreciation                                                          29,697        34,957
       Amortization                                                          29,558        28,903
       Deferred income taxes and investment tax credits, net                 (8,310)       21,883
       Allowance for equity funds used during construction                     (479)         (468)
    Gain on sale of investments and properties                               (7,061)       (9,545)
    Incremental power supply                                                (23,111)            -
    Changes in certain assets and liabilities:
       Accounts receivable                                                   21,340        17,950
       Other current assets                                                  (3,032)       (7,780)
       Inventories                                                              727        (2,703)
       Accounts payable                                                     (15,509)      (21,682)
       Accrued taxes and interest                                             2,485        (4,215)
       Miscellaneous current liabilities                                      2,804         9,592
    Deferred ice storm costs                                                   (793)      (51,923)
    Deferred energy-management costs                                            985        (1,583)
    Restructuring of purchased power contract                                     -       (22,500)
    Accrued carrying costs on deferred gain and other items                  10,493             -
    Other, net                                                                8,821        (5,367)
                                                                            -------      --------
          Net Cash Provided by Operating Activities                         102,444        18,595
                                                                            -------      --------

Investing Activities
       Construction expenditures                                            (37,286)      (26,857)
       Investments in and loans to affiliates                                     -       (18,661)
       Central Maine sale of assets                                         850,987             -
       Tax payments related to sale of assets                              (234,409)            -
       Selling expense for sale of generation assets                        (17,778)            -
       Repayment of loan by affiliate                                             -        17,800
       Sale of subsidiaries to CMP Group, Inc.                                    -        20,093
       Proceeds from sale of investments and properties                       7,813        10,347
       Changes in accounts payable - investing activities                    (3,757)       (2,122)
                                                                            -------      --------
          Net Cash Provided by Investing Activities                         565,570           600
                                                                            -------      --------

Financing Activities
    Issuances:
       Revolving credit agreement                                                 -        10,000
       Medium-term notes                                                          -       187,000
    Redemptions:
       Mortgage bonds                                                      (118,717)     (177,283)
       Preferred stock                                                            -       (48,619)
       Medium term notes                                                   (257,000)      (18,000)
       Revolving credit agreement                                           (50,000)            -
       Other long-term obligations                                          (12,668)       (2,813)
       Short-term obligations                                               (15,000)            -
    Funds on deposit with trustee                                                 -        61,694
    Treasury stock                                                                -       (19,000)
    Dividends:
       Common stock                                                         (29,506)      (21,915)
       Preferred stock                                                       (1,837)       (4,868)
                                                                            -------       -------
          Net Cash Used by Financing Activities                            (484,728)      (33,804)
                                                                            -------       -------
          Net Increase (Decrease) in Cash                                   183,286       (14,609)
Cash and Cash Equivalents, Beginning of Period                               22,628        20,841
                                                                            -------       -------
Cash and Cash Equivalents, End of Period                                   $205,914      $  6,232
                                                                            =======       =======

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

     Central  Maine  is  a  public  utility   primarily  engaged  in  the  sale,
     transmission, and distribution of electric energy to residential, commercial, industrial, and other classes of customers in the State of Maine.

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

     Results shown for the respective interim periods being reported herein are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in the operations of electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, and related factors.

     Supplemental Cash Flow Disclosure - Cash paid for the nine months ended September 30, 1999 and 1998:

                                                           (In Millions)
                                                         1999         1998

     CMP Group
              Interest, net of amounts capitalized     $  32.8         $40.8
              Income taxes                               271.4           2.5

     Central Maine
              Interest, net of amounts capitalized        32.6          40.7
              Income Taxes                               273.7           2.5

     Stock-Based Compensation - Under CMP Group's Long-Term Incentive Plan, options on CMP Group common stock were granted in 1998 and 1999 with an exercise price equal to the fair market value on the date of the grants. The term of all options granted is seven (7) years. One third of the options vest annually, commencing on the first anniversary of the option grant date, except for 1998 options which were fully vested in 1999. Upon vesting, the stock options are exercisable during periods of active employment or within thirty (30) days after termination of employment, provided termination did not occur due to cause. Upon the effectiveness of the proposed merger of CMP Group with Energy East all such stock options will be cancelled and the holders of the options will be entitled to payment by CMP Group of the excess of $29.50 per share over the exercise price per share of the options.

     Performance shares are granted at the beginning of a 3-year performance cycle. Performance shares were granted in 1997, 1998 and 1999. All three grants have a three-year cycle and are being accrued accordingly; in the event performance goals for a performance cycle are achieved, common stock is awarded at the end of that performance cycle. In accordance with the plan document, the performance shares could be awarded at 150 percent if certain targets are met. If performance goals are not achieved, the performance shares are forfeited. As of the effective date of the proposed merger, it is intended that performance shares for cycles that are not completed will vest and grantees will be entitled to payment of $29.50 for each performance share that vests.

                                          1997       1998          1999
                                          ----       ----          ----

Options granted (100%)                      -       233,359       254,304
Performance Shares* (100%)               59,125      64,518        67,150
Performance Shares (150%)                88,688      96,777       100,725

*Accrue over a 3-year cycle.

     Earnings per Share - Stock options and performance shares granted to date under CMP Group's Long-Term Incentive Plan resulted in incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and nine month periods ended September 30, 1999. The number of incremental shares for the three months ended September 30, 1999 was 346,647 and for the nine months ended September 30, 1999 was 279,105.

     Reclassification - Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

     Impact of New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. The new standard applies to all entities and the original effective date was June 15, 1999. On May 19, 1999 the FASB determined that the statement should be delayed for one year. Based on CMP Group's and Central Maine's current business practices the adoption of this standard is not anticipated to have a significant impact on their financial statements.

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

     The merger is subject to certain customary closing conditions, including without limitation the receipt of the required approvals of a number of governmental agencies, including the MPUC, Connecticut DPUC, SEC, FERC, NRC and the FCC, and the making of all other necessary governmental filings. The shareholders of CMP Group approved the Merger Agreement on October 7, 1999. It is anticipated that all regulatory approvals can be obtained by mid-2000.

3.   Accounting for the Effects of Certain Types of Regulation

     Central Maine prepares its financial statements in accordance with SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. Central Maine has deferred certain costs pursuant to rate actions of the MPUC and FERC and is recovering, or expects to recover, such costs in electric, transmission and distribution rates charged to customers.

     The FASB's EITF has addressed the appropriateness of continued application of SFAS No. 71 by entities in states that have enacted restructuring legislation similar to Maine's. The EITF issued its statement No. 97-4 "Deregulation of Pricing Electricity Issues Related to the Application of FASB Statements 71 and 101", which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. With respect to the generation portion of Central Maine's business, this occurred during the second quarter of 1999 with the completion of the sale of most of its generation assets to FPL Group and the subsequent development of a compliance filing with the MPUC in Phase II of the ongoing MPUC proceeding on stranded costs, revenue requirements and rate design. Effective June 30,1999, Central Maine adopted SFAS 101 for the generation segment of its business. SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," requires a determination of impairment of plant assets under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71.

     Central Maine performed impairment tests on its two operating nuclear generation facilities, Millstone 3 and Vermont Yankee, on a plant-specific basis. The amount determined to be impaired as of September 30,1999 is approximately $78.9 million. Impaired value is the excess of net plant investment at September 30, 1999 over the value of net cash flows during the remaining lives of the investments. Annual net cash flows were determined by subtracting estimated generation sustenance costs from the estimated market value of power from the plants. The MPUC in its Phase I order dated March 19,1999 in the ongoing proceeding provided for future recovery of nuclear generation and other generation-related stranded costs. Central Maine has established a regulatory asset as of September 30, 1999 for $78.9 million consistent with that order associated with the two operating nuclear investments. As a result there is no income impact from these impairment tests, but rather recognition of the impairment and a corresponding regulatory asset.

     Central  Maine has  long-term  power-purchase  contracts  with  NUGs  which require payments above anticipated market rates. The estimate of above-market payments is approximately $800 million. The costs associated with these NUG contracts remain a regulated obligation of the transmission-and-distribution company as a statutory requirement and their recovery has been provided for by the MPUC in its revenue requirement determination in Phase I of the above-mentioned proceeding.

     Central Maine believes that its electric transmission and distribution operations continue to meet the requirements of SFAS No. 71 and that regulatory assets associated with those operations as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers also meet the criteria. At September 30,1999, $853.5 million of regulatory assets remain on Central Maine's books. Approximately $214.4 million will be charged on March 1, 2000 against the estimated deferred gain of $548.6 million resulting from the generation asset sale while the remainder will be amortized over periods to be determined by the MPUC in Phase II of the above-mentioned proceeding.

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

     After the filing of the rate request Maine Yankee and the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in a settlement agreement filed by those parties with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlement constitutes a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

     The primary settlement provides for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

     The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. Central Maine received $3.5 million. The Settling Parties also agreed in the settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

     As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine will continue to recover its Maine Yankee costs in accordance with its most recent ARP order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that Central Maine collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the ARP.

     Finally, a major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee board of directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41.0 million. Central Maine's share of that amount would be $31.16 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also set forth the methodology for calculating such replacement power costs.

     CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and has eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

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

     Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At September 30, 1999, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $3.0 million, which management has determined to be the most probable amount within the range of $3.0 million to $10.3 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

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

     Millstone Unit No. 3 Litigation - On August 7, 1997, Central Maine and the other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. Since the filing of the suit and arbitration claim, the parties have been engaged in resolving preliminary issues and in extensive pre-hearing discovery. The arbitration hearing is scheduled to begin on November 16, 1999. Central Maine cannot predict the outcome of the litigation and arbitration.

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

     In June 1999, the IRS Appeals Officer and Central Maine reached agreement resolving all issues. Under the proposed agreement the ERAM component was allowed as fully deductible in 1994, while $24 million of the fuel and purchased-power costs was deemed to be deductible in 1994 and the remaining $30 million deductible in 1995. The parties also agreed to increase the tax basis of the FEV plant from $2 million to $11 million, to be depreciated over 20 years, and that the remaining FEV contract buyout costs would be fully deductible in 1994.

     As a result of the settlement, Central Maine made payments to the IRS and the State of Maine totaling $11.8 million for the 1992 to 1994 tax deficiencies, as well as $6.0 million in associated interest. Substantially all of the tax impacts were normalized, as Central Maine will be deducting any disallowed costs for tax purposes in future years. The net impact of the tax and interest true-up for all the years under consideration reduced net income in the second quarter of 1999 by $0.6 million due primarily to interest expense. Of the $6.0 million interest payment, approximately $1.0 million was previously accrued, and $1.8 million associated with the FEV facility was deferred consistent with regulatory practice. Interest income of $2.5 million was accrued for the years 1995 through September 1999.

     Due to the materiality of the amounts involved, approval of the settlement from the Congress's Joint Committee on Taxation is required and is being sought by the IRS.

     Natural Gas Distribution. New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, holds approximately a twenty-two percent interest in CMP Natural Gas, L.L.C. ("CMP Natural Gas"). CMP Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East. CMP Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, and began providing service to customers in May 1999, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

     CMP Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, CMP Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for CMP Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. CMP Natural Gas expects to commence service to the plant by June 1, 2000, after MPUC approval and construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. In a report dated November 2, 1999, the MPUC hearing examiner recommended that CMP Natural Gas be authorized to provide service to the Calpine plant, as well as the unserved areas in the municipalities of Westbrook and Gorham, which would increase the number of municipalities in Maine in which CMP Natural Gas is authorized to serve to 37. The decision by the MPUC is scheduled for November 15, 1999.

     If the merger of CMP Group and Energy East is completed, CMP Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. In April and June, 1999, Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut, subject to closing conditions, including shareholder votes and regulatory approvals.

5.   Regulatory Matters and Electric-Utility Industry Restructuring

     Alternative Rate Plan - On March 15, 1999, Central Maine submitted its 1999 ARP compliance filing to the MPUC. In the filing Central Maine recommended that rates remain unchanged for the period July 1, 1999 to February 29, 2000. On July 13, 1999, the MPUC issued an order which provided for no increase in rates effective July 1, 1999. In a related matter, on August 2, 1999, the MPUC issued an order regarding the treatment of gains on the sale of easements by Central Maine in late 1998 and early 1999. The order allocated 90 percent of the benefit of the proceeds from the sale of the easements to ratepayers and 10 percent to shareholders, with the ratepayer portion being amortized over a five-year period. Central Maine requested reconsideration of the order. As of September 30, 1999, approximately $9.4 million of the previously recognized gain would be deferred and net income reduced accordingly, if the MPUC position should prevail. Central Maine believes that both under Maine legal precedent and under the terms of the ARP these gains should be recognized as of the time the property was sold and should accrue to the benefit of shareholders, and intends to contest the order vigorously.

     On September 30, 1999, Central Maine submitted to the MPUC a proposed seven-year rate plan ("ARP2000") to take effect after completion of the merger with Energy East. The formula for ARP2000 is substantially similar to that of the ARP, except that the one-percent productivity offset of the ARP would escalate in annual increments of 0.25 percent from 1.00 percent for the 2001 price change to 1.75 percent in 2004 to 2007. The purpose of the proposed escalation is to assure that Central Maine's customers benefit from the increased savings expected from the Energy East merger whether or not such savings are achieved. In addition, in the mandated-costs exclusion in ARP2000 only mandated costs over $50,000 would be recognized and only the excess over $3 million of accumulated mandated costs would be recoverable, not the entire $3 million non-cumulative cost recoverable under the current ARP. Also, the rate of return on equity of 10.5 percent already established by the MPUC would be the basis for the earnings-sharing bandwidth, and not the 11.5 percent under the ARP. ARP2000 is subject to MPUC approval. For a detailed description of the current ARP, see our Form 10-K for the twelve months ended December 31, 1998.

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

     Maine Restructuring Legislation. The 1997 Maine restructuring legislation requires the MPUC, when retail access to generation begins on March 1,
     2000, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigable costs made unrecoverable as a result of the restructuring required by the legislation. Central Maine's recoverable amount and the timing of recovery will be determined by the MPUC in the second phase of the ongoing proceeding discussed under the heading "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design," below.

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

     The legislation does, however, require investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all undivested generation assets, including nuclear generation assets and the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its undivested generation assets and generation-related business to prospective bidders, and the bids were received by October 1, 1999. The proposed successful bids were submitted to the MPUC for approval on November 8, 1999.

     Upon the commencement of retail access on March 1, 2000, Central Maine, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within Central Maine's service territory, as determined by the MPUC. CMP Group has stated that it does not intend to engage in the sale of electric energy after March 1, 2000.

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

     In the area of revenue requirements, the Phase I order did not include definitive amounts, but did contain the MPUC's conclusions as to the
     appropriate    cost   of   common   equity   for   Central   Maine   as   a
     transmission-and-distribution company beginning March 1, 2000. Central Maine had recommended a 12-percent cost of common equity with a 55-percent common equity component in the capital structure. The MPUC approved a common-equity cost of 10.50 percent with a common-equity component of 47 percent, and an overall weighted-average cost of capital of 8.68 percent. In dealing with rate design, the MPUC again limited itself in the first phase of the proceeding primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000.

     Central Maine submitted its Phase II filing to the MPUC on July 1, 1999. The filing was organized into sections covering revenue requirements, a sales forecast, stranded costs, and rate design, with updated information provided in each area. As with Phase I, some of the calculations submitted in the Phase II filing were still estimates, since some of the information that will provide the basis for the MPUC's decisions in the proceeding was not yet available. This information will include the results of the auctioning of Central Maine's energy and capacity of nuclear generation assets and NUG contracts and the market prices for electricity, including the standard-offer price, all of which Central Maine expects to be able to provide the MPUC in an updated filing in December 1999.

     In a "bench analysis" issued on September 28, 1999, the MPUC Staff took no final position on revenue requirements, stranded costs or rate design, due to the continued unavailability of the NUG-contract-entitlement and standard-offer auction results, but did recommend disallowance of certain of Central Maine's proposed expenses, particularly in the operations and maintenance category. The challenged costs fell largely in the areas of employee transition costs, payroll and medical costs, and certain nuclear stranded costs. On October 12, 1999, Central Maine filed comments responsive to the bench analysis and to other issues raised by intervenors in the proceeding, asserting that such costs should be recovered in rates and that disallowance by the MPUC would deprive Central Maine of any reasonable opportunity to earn its 10.5-percent allowed rate of return on equity.

     Central Maine's requested revenue requirement amount, together with its interim assumption for market electricity prices, would result in an average 10.4-percent price decrease for its core rate customers effective March 1, 2000. This amount is likely to change, however, as a result of the information to be submitted in the December filing and the MPUC's decision on Central Maine's revenue requirements.

     On October 25, 1999, the MPUC issued an order rejecting all the bids for standard-offer service in Central Maine's and Bangor Hydro-Electric Company's service territories, finding them to be "unreasonably high." In its order, the MPUC initiated a new selection process and indicated that it expected to announce the results of the process by December 1, 1999.

     Sale of Generation Assets

     On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.8 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that Central Maine will retain), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.9 million.

     Central Maine recorded a pre-tax deferred gain of $519.4 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in the second quarter of 1999, which eliminated any income recognition. Central Maine also recorded curtailment and special termination deferred charges of $8.1 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation asset sale. These deferred charges, in the amount finally allowed by the MPUC, will be amortized over a three-year period beginning March 1, 2000 as required by the MPUC. In Phase II of the above described "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," the MPUC will determine the amount of the regulatory liability that will be used to reduce stranded costs and the utilization and timing of the recognition of any remaining regulatory liability.

     Central Maine also recorded a pre-tax deferred gain amounting to $30.8 million to offset the income impact of the flow-through of unamortized investment tax credits and excess deferred taxes associated with the assets sold. Central Maine has requested a private letter ruling from the IRS regarding the appropriate treatment of these items as a result of directives from the MPUC. Central Maine is of the opinion, based on its review of the rules and regulations and IRS rulings in similar situations, that any unamortized investment tax credits and excess deferred taxes relating to the property sold become nonregulated property at the time of sale. Central Maine believes that regulatory agencies, therefore, are precluded from considering these unamortized investment tax credits and excess deferred tax reserves in establishing regulated rates because they would constitute a violation of the normalization requirement of the Internal Revenue Code. The MPUC directed Central Maine to seek the private ruling to be certain in this case whether ratepayers can continue to benefit from these excess reserves. Central Maine does not know when the IRS will rule on its requests, but expects a ruling before the end of 1999.

     Union Water's net income reflects a $3.7 million increase during the second quarter of 1999 due to its portion of the proceeds of the sale of generation assets as determined by the MPUC. Central Maine is appealing to the Maine Supreme Judicial Court the imputation of $13.2 million of value of the Union Water assets to Central Maine. The $13.2 million imputation is included in the Central Maine deferred gain of $519.4 million.

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

     On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. In October 1998, the MPUC staff issued a report of its summary investigation of the Maine utilities' response to the ice storm. The report found no basis for formal adjudicatory investigation into the response and supported the utilities' actions. Based on the MPUC order, Central Maine has deferred $53.3 million in storm related costs as of September 30, 1999, including $3.4 million of carrying costs..

     In the spring of 1998 Congress appropriated $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 23, 1999, HUD announced that Maine would receive an additional $2.15 million and HUD subsequently announced that another $17 million would be available for Maine. On October 6, 1999 Central Maine received payment in the amount of $19.6 million from HUD and reduced the regulatory asset by that amount. The MPUC has stated its belief that Central Maine's prudently incurred ice-storm costs should be recovered through rates commencing March 1, 2000, but deferred final action pending the determination of the amount of federal reimbursement.

6.   Income Taxes

     The CMP Group effective tax rate is higher than the statutory rate and the prior year's effective tax rate primarily due to losses associated with a CMP Group equity investment in a subsidiary. The effective tax rate for the quarter ended September 30, 1999 was 47.5 percent and 43.6 percent year to date. The increase for the quarter is due to the reversal of book interest expense related to carrying costs on the deferred gain on sale of generating assets, which is not deductible for tax purposes.

7.   Transactions with Affiliated Companies

     Central Maine provides certain services to CMP Group and its subsidiaries, including administrative support services and pension and employee benefit arrangements. Charges related to those services have been determined based on a combination of direct charges and allocations designed to recover Central Maine's costs. These assessments are reflected as an offset to Central Maine's expenses and totaled approximately $4.6 million for the nine months ended September 30, 1999.

     CMP Group provides certain managerial services to its subsidiaries. Charges related to those services have been determined based on a combination of direct charges and allocations in order to recover the majority of their expenses. These assessments are reflected as an offset to CMP Group's expenses and totaled approximately $7.9 million for the nine months ended September 30, 1999.

     In addition, a subsidiary of CMP Group has been providing certain real estate and river management services charged to Central Maine at cost, and environmental, engineering, utility locator and construction services based on a contracted rate. These expenses amounted to $4.3 million for the nine months ended September 30, 1999.

     Central Maine provides services to CMP Group and its subsidiaries as well as non-affiliated parties. As of September 30, 1999, Central Maine's accounts receivable and accounts payable included the following:

                                        (Dollars in thousands)

                                  Accounts                  Accounts
                                 Receivable                  Payable

    CMP Group                     $1,446                      $4,232
    CNEX                              90                          45
    MaineCom                         125                           2
    Telesmart                         12                          50
    Union Water                      498                         253
                                  ------                      ------
                                  $2,171                      $4,582
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

Note re Forward-Looking Statements

This Report on Form 10-Q contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. We urge readers to carefully review and consider the factors in the succeeding paragraph.

Factors that could cause actual results to differ materially include, among other matters, the outcome of the regulatory proceedings involving the proposed acquisition of CMP Group by Energy East; the costs of decommissioning the Maine Yankee plant; failure to resolve any significant aspect of the "Year 2000 problem"; electric utility industry restructuring, including the ongoing state and federal activities that will determine Central Maine's ability to recover its stranded costs and establish its revenue requirements and rate design as a transmission-and-distribution utility commencing March 1, 2000; Central Maine's ability to recover its costs resulting from the January 1998 ice storms that damaged its transmission and distribution system; future economic conditions; earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which CMP Group and Central Maine operate; CMP Group's investments in unregulated businesses; other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities; and compliance with laws and regulations.

Corporate Organization

General. CMP Group is a holding company organized effective September 1, 1998, which owns all of the common stock of Central Maine and the former non-utility subsidiaries of Central Maine. As part of the reorganization, all of the shares of Central Maine's common stock were converted into an equal number of shares of CMP Group common stock, which are listed on the New York Stock Exchange under the symbol CTP. The reorganization was approved by Central Maine's shareholders on May 21, 1998, and on various dates in 1998 by the appropriate state and federal regulatory agencies. On June 14, 1999, CMP Group and Energy East entered into an Agreement and Plan of Merger, which was approved by CMP Group's shareholders on October 7, 1999, but remains subject to a number of regulatory approvals.
See "Proposed Merger" below, for further discussion.

Operating Results

                                       CMP
                                      Group                  Central Maine
                              (dollars in millions)
Net income Three months ended:
     September 30, 1999         $8.7    $0.27/share     $12.9
     September 30, 1998         17.4    $0.54/share      13.1
                                ----                     ----
     Decrease                  $(8.7)                  $ (0.2)
   Nine months ended:
     September 30, 1999        $46.0    $1.42/share     $53.8
     September 30, 1998         34.4    $1.06/share      33.1
                                ----                     ----
     Increase                  $11.6                    $20.7

Earnings applicable to common
stock Three months ended:
     September 30, 1999          N/A                    $12.0    $0.38/share
     September 30, 1998          N/A                     12.2    $0.38/share
   Nine months ended:
     September 30, 1999          N/A                    $51.1    $1.64/share
     September 30, 1998          N/A                    $29.2     $.90/share

The decrease in net income of $8.7 million for the three months ended September 30, 1999 versus the same period last year is driven primarily by nonrecurring revenues from sales of financial interests and easements in 1998. For the nine months ended September 30, 1999, net income increased $11.6 million due to a combination of robust year over year revenue growth in the electric business and essentially flat expenses. Revenues increased $55.4 million for the first nine months of 1999 and when adjusted to exclude approximately $26 million of subsidiary operations revenue not consolidated in 1998, the basic electric business revenues show an increase of $29.4 million, or 4.2 percent. The residential and commercial sectors have seen the strongest growth in kwh sales year-to-date, rising 4.0 percent and 5.1 percent, respectively. The improvement in electric revenues is due to higher sales volume attributed to colder winter weather, a warmer, drier summer and increased production by the paper mills. Also, in 1998 Central Maine lost sales due to the unprecedented ice storm. Overall growth in electric sales was up 2.2 percent for the period ended September 1999 over September 1998.

Operating expenses were $24.4 million higher than 1998 for the nine months ended September 30, 1999. Similar to the revenues, subsidiary operations not consolidated in 1998 account for approximately $25.4 million of the increase, resulting in essentially flat expense growth year to year. While operation expenses associated with generation are expected to decrease year over year due to the sale of generation assets on April 7, 1999, purchased-power costs are expected to increase due to Central Maine's interim purchase-power agreements entered into with FPL to provide power until March 1, 2000. Central Maine and the MPUC agreed to segregate approximately $41 million of sales proceeds to offset these costs. A true-up will occur in the first quarter of the year 2000.

Service Area Kwh Sales - Central Maine's service area sales of electricity totaled approximately 2.45 billion kilowatt-hours in the third quarter of 1999, up 5.5 percent from the 2.32 billion kilowatt-hour level of a year ago, as follows:

                      Service Area Kilowatt-hour Sales (Millions of KWHs)
                                   Period Ended September 30,

                              Three                            Nine
                              Months                          Months
                   1999        1998   % Change      1999       1998    % Change
                   ----        ----     ------      ----       ----      ------

Residential        714.7       676.5      5.6%     2,151.5    2,067.8      4.0%
Commercial         752.3       689.1      9.2      2,023.1    1,925.6      5.1
Industrial         971.0       892.7      8.8      2,679.4    2,606.9      2.8
Other                8.7        60.7    (85.7)        73.8      178.5    (58.7)
              ----------   ---------             ---------   --------
                 2,446.7     2,319.0      5.5%     6,927.8    6,778.8      2.2%
                 =======     =======               =======    =======

The changes in service area kilowatt-hour sales reflect the following:

Kilowatt-hour sales to residential customers increased by 5.6 percent in the third quarter, and 4.0 percent when compared to the same nine-month period in 1998. The increase for the quarter related primarily to much warmer weather in the summer of 1999 than in the summer of 1998. Most of the overall growth for the nine months ended September 30, 1999, was due to 1) the absence of an ice-storm in 1999 of the kind that caused widespread customer outages in January 1998 (approximately 44.8 million kwh, of which approximately 30 million kwh is residential), 2) an unusually warm summer (approximately 59.2 million kwh) and
3) a colder winter (approximately 15.0 million kwh).

Commercial kilowatt-hour sales increased by 9.2 percent in the third quarter and by 5.1 percent for the nine months ended September 30, 1999. The increased sales in the retail trade and service sectors, which comprise the largest percentage of commercial sales, were also primarily weather related.

Industrial kilowatt-hour sales increased by 8.8 percent in the third quarter and
2.8 percent for the nine months ended September 30, 1999 as compared to the same period in 1998. An exceptionally strong third quarter helped kwh sales to the paper industry to rebound from a negative 28.5 million kwh at the end of the second quarter to a positive variance of 27.0 million kwh as of September 30, 1999. Low water conditions and increased production levels resulted in all of the large paper mills in Central Maine's service territory purchasing approximately 55.5 million more kwh in the third quarter of 1999 compared to the same period in 1998. The pulp-and-paper sector of the industrial class accounts for approximately 56 percent of the industrial sales category.

Wholesale kilowatt-hour sales, which is included under `Other' in the chart above, decreased by 68.8 percent through September 1999 compared to 1998 due to the expected loss through contract expirations with three wholesale customers - one ending in February, and the other two ending in May of 1999.

Operating Expenses

Central Maine's fuel used for company generation decreased by approximately $11.9 million in the third quarter of 1999 compared to 1998 due to the sale of its generation assets.

Central Maine's purchased power-capacity expense increased $6.1 million in the third quarter and $14.7 million year-to-date compared to 1998. The increase is due primarily to increased capacity costs associated with the restructuring of a NUG contract and the power-purchase contracts with FPL, partially offset by the effects of the permanent shutdown of the Maine Yankee plant in August 1997 and the resulting decline in operating costs.

CMP Group's maintenance expense decreased $6.5 million for the nine months ended September 30, 1999 compared to 1998. This decrease was due primarily to the temporary increase in costs in 1998 caused by Central Maine's operations personnel working in a maintenance capacity and to subsequent cleanup efforts that resulted from the 1998 ice storm. In addition, hydro maintenance decreased $1.3 million due to the sale of generation assets.

CMP Group's other operations expense increased by $2.7 million in the third quarter of 1999 and $22.7 million year-to-date as compared to 1998. The increase is due primarily to the consolidation of its subsidiaries as of September 1, 1998, which accounts for approximately $24.0 million of the increase year-to-date. The majority of the increase ($21.4 million) is associated with Union Water-Power Company.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense decreased by $4.9 million and increased by $11.6 million, respectively, for the quarter ended September 30, 1999, and year to date compared to the same period in 1998, as a result of lower pre-tax earnings for the third quarter, but higher pre-tax earnings for the nine-month period. The effective tax rate for the quarter ended September 30, 1999 was 47.5 percent and 43.6 percent year to date. The increase for the quarter is due to the reversal of book interest expense related to carrying costs on the deferred gain on sale of generating assets, which is not deductible for tax purposes.

Other Income and Expense

Equity in Earnings of Associated Companies for CMP Group decreased by $5.4 million through September 30, 1999 as compared to 1998. This decrease is due primarily to losses associated with NEON of $7.7 million, which is an equity investment of MaineCom, a CMP Group subsidiary.

The decrease in gain on sale of investments and properties of $19.9 million and $6.9 million for the three and nine month periods ended September 30, 1999, respectively, is due primarily to the sale in 1998 of MaineCom's ownership interest in New England Fiber and the sale of transmission line right-of-way access to a gas-pipeline project. Year to date September 1999 gains include $5.1 million of gain associated with Union Water-Power Company's sale of generating assets, and $6.1 million on total gains on sale of easements for Central Maine and MEPCO.

Long-term debt interest expense decreased by $5.9 million and $9.2 million, respectively, for the third quarter of 1999 and year-to-date, as compared to 1998. The decrease is due to the repurchase of mortgage bonds with asset sale proceeds.

Other Interest Expense increased by $4.7 million during the third quarter of 1999 and $14.0 million year-to-date as compared to 1998. The increase was due primarily to interest accruing to ratepayers of $10.8 million associated with the deferred gain of $519.3 million relating to Central Maine's generation asset sale to FPL and $4.0 million due to the interest expense on the settlement of a tax liability for tax years 1992 to 1994 with the IRS.

Other income increased $2.2 million in the third quarter of 1999 and $8.7 million year-to-date over the same period in 1998 due primarily to interest income associated with proceeds from the generation asset sale.

Year-to-date preferred stock dividends were reduced by $1.1 million as compared to 1998 due to redemptions involving several series of preferred stock.

Liquidity and Capital Resources

Increases in Central Maine's retail rates are limited by Central Maine's ARP. For a discussion of the ARP, see Note 3, "Regulatory Matters," "Alternative Rate Plan" of CMP Group and Central Maine's Form 10-K for the year ended December 31, 1998.

Approximately $96.9 million of cash was provided during the nine months ended September 30, 1999, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $51.2 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities. In addition $23.1 million of incremental power costs was incurred due to the sale of generation assets and $12.2 million was provided due to the gain on sale of investments of properties.

Investing activities provided approximately $556.2 million for the nine months ended September 30, 1999. The $556.2 million is comprised of the following: proceeds of $851 million from the generation assets sale, utilization of $249.2 for tax payments and $17.9 for selling expenses associated with the generation asset sale, proceeds of $14.0 million from the sale of investments and properties, along with construction expenditures, which utilized $41.7 million in cash for the nine months ended September 30, 1999 for generation, transmission, distribution, and general construction expenditures. In order to accommodate existing and future loads on its electric system Central Maine is engaged in a continuing construction program. Central Maine's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, the timing of its divestiture of its generating assets, customer growth and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

During the nine months ended September 30, 1999, CMP Group paid dividends on common stock of $21.9 million and preferred-stock dividends of $1.8 million.

At the 1997 annual meeting of the stockholders of Central Maine the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program was implemented to increase Central Maine's financing flexibility in anticipation of restructuring and increased competition. On September 30, 1999, Central Maine had $70 million of its medium-term notes outstanding.

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement originally had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility. Effective December 15, 1998, the banks' commitments under the 364-day facility were reduced from $75 million to $25 million by agreement of the parties, and other provisions were amended to reflect the reorganization of Central Maine into a holding-company structure and recognize other changed circumstances. Central Maine had no outstanding notes as of September 30, 1999 under the credit facilities, and the facilities were terminated on October 21, 1999.

On May 10, 1999, Central Maine redeemed its last two series of General and Refunding Mortgage Bonds. On July 27, 1999, Central Maine discharged its General and Refunding Mortgage Indenture, leaving no class of secured debt outstanding.

On August 20, 1999, Central Maine restructured a purchased-power contract for energy and capacity from a wood-fired plant in Athens, Maine. This transaction is estimated to save Central Maine's customers $9.9 million in net present value.

Proposed Merger

On June 14, 1999, CMP Group and Energy East, a New York holding company which is an energy delivery, products and services company doing business in New York, Massachusetts, Maine and New Hampshire, and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999 (the "Merger Agreement"), providing for a merger transaction among CMP Group, Energy East and EE Merger Corp.

Pursuant to the Merger Agreement, EE Merger Corp. will merge with and into CMP Group (the "Merger"), with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. The Merger, which was unanimously approved by the respective boards of directors of CMP Group, Energy East and EE Merger Corp., is expected to occur shortly after all of the conditions to the consummation of the Merger, including the receipt of required regulatory approvals, are satisfied. CMP Group expects that decisions of regulatory agencies can be obtained by mid-2000. CMP Group filed its petition for approval of the merger with the MPUC on July 1, 1999, and requested expedited consideration to assure receipt of approval on or before December 31, 1999.

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

The Merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. Approvals of the MPUC, the Connecticut DPUC, the SEC under the Public Utility Holding Company Act of 1935, as amended, FERC, the NRC and the FCC are necessary. Filings of the requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the associated waiting period are also required. CMP Group's shareholders approved the Merger at a special meeting on October 7, 1999. For further discussion of the Merger Agreement, see our Form 10-Q for the quarterly period ended June 30, 1999.

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

CMP Group, through Central Maine, began its Year 2000 problem remediation efforts in 1996, and since that time has developed and executed a broad-based and comprehensive project plan for addressing Year 2000 issues. The plan includes both Information Technology ("IT") and non-IT systems, addresses both centralized and distributed systems, and encompasses systems critical to the transmission and distribution of electric energy as well as the traditional business systems necessary to the CMP Group System.

CMP Group has met the target date for systems critical to the delivery of electric power. CMP Group reported to the North American Electric Reliability Council (NERC) at the end of June 1999 that all "mission critical" systems (those systems essential to the delivery of power to customers) had been made Year 2000 ready. This target had been established at the direction of the Department of Energy. Utility progress in achieving this goal has been tracked by NERC. CMP Group reported to NERC on a monthly basis, as required, from August 1998 through the final report delivered at the end of June 1999.

CMP Group has also completed remediation efforts for all of its internal technology infrastructure systems. All components and systems required to support telephone, radio, microwave and fiber optics communications have been readied for Year 2000. In addition, Year 2000 readiness is complete for all hardware and system software in the company's mainframe, client server, and local and wide area network environments. Remediation and testing of mainframe and distributed application systems has been completed with the exception of a few non-critical applications dependent on vendor upgrades. These upgrades have been received and are in process for implementation. Completion is scheduled for mid-November 1999.

In addition to the internal Year 2000 readiness activities discussed above, CMP Group continues to actively participate in a joint ISO/NEPOOL initiative designed to assess, and assure, power reliability within the NEPOOL area. This initiative encompasses all participants, including Central Maine, within the New England area.

CMP Group also has an active program in place to identify and address issues associated with external suppliers. The program addresses business relationships with all external suppliers, but focuses on those suppliers deemed critical to CMP Group's business. At this time CMP Group has no indication that any external supplier with which CMP Group has a material relationship is expecting a Year
2000-related business interruption. Some vendors are reporting slightly increased lead times as a result of inventory build up within the industry. CMP Group will continue to monitor and assess its external supplier relationships.

CMP Group estimates it will incur approximately $4.1 million of costs associated with making the necessary modifications identified to date to both the centralized and non-centralized systems. As of September 30, 1999, approximately $3.8 million of such costs has been incurred. Some of these costs are associated with the generation facilities sold to FPL Energy on April 7, 1999.

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

In order to minimize these risks, and the potential recovery time, from Year 2000 problems, CMP Group is actively involved in contingency planning and execution of those plans. Although CMP Group has extensive knowledge and specific experience in disaster/recovery planning and execution, CMP Group recognizes the importance of Year 2000 specific contingency planning.
Accordingly, Central Maine is participating in the integrated contingency planning effort headed by NERC and the Northeast Power Coordinating Council.
Further,  Central  Maine  has  completed  a  comprehensive  Year  2000  specific contingency  plan  for  its  own  independent  operations.  This  plan  includes provisions for additional staffing during the date change at critical substations, operations centers, and other key locations throughout the company. Central Maine will be positioned to respond rapidly to any situation that might occur, and will have staff prepared to confirm functionality of systems after the date has changed.

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

On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. In October 1998, the MPUC staff issued a report of its summary investigation of the Maine utilities' response to the ice storm. The report found no basis for formal adjudicatory investigation into the response and supported the utilities' actions. Based on the MPUC order, Central Maine deferred $53.3 million in storm related costs as of September 30, 1999, including $3.4 million of carrying costs.

In the spring of 1998 congress appropriated $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 23, 1999, HUD announced that Maine would receive an additional $2.15 million and HUD subsequently announced that another $17 million would be available for Maine. On October 6, 1999, Central Maine received payment in the amount of $19.6 million from HUD. The MPUC has stated its belief that Central Maine's prudently incurred ice-storm costs should be recovered through rates commencing March 1, 2000, but deferred final action pending the determination of the amount of federal reimbursement.

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

After the filing of the rate request Maine Yankee and the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in a settlement agreement filed by those parties with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlement constitutes a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

The primary settlement provides for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

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

As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine will continue to recover its Maine Yankee costs in accordance with its most recent ARP order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that Central Maine collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the ARP.

Finally, a major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.16 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also set forth the methodology for calculating such replacement power costs.

CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and has eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance

Other Maine Yankee Shareholders. Periodically-higher nuclear-related costs have affected the financial condition of other stockholders of Maine Yankee in varying degrees. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default. CMP Group and Central Maine cannot predict, however, what effect, if any, the financial and regulatory difficulties experienced by some Maine Yankee stockholders might have on Maine Yankee or Central Maine.

Regulatory Matters and Electric-Utility Industry Restructuring

Alternative Rate Plan - On March 15, 1999, Central Maine submitted its 1999 ARP compliance filing to the MPUC. In the filing Central Maine recommended that rates remain unchanged for the period July 1, 1999 to February 29, 2000. On July 13, 1999, the MPUC issued an order which provided for no increase in rates effective July 1, 1999. In a related matter, on August 2, 1999, the MPUC issued an order regarding the treatment of gains on the sale of easements by Central Maine in late 1998 and early 1999. The order allocated 90 percent of the benefit of the proceeds from the sale of the easements to ratepayers and 10 percent to shareholders, with the ratepayer portion being amortized over a five-year period. Central Maine requested reconsideration of the order. As of September 30, 1999, approximately $9.4 million of the gain would be deferred and net income reduced accordingly, if the MPUC position should prevail. Central Maine believes that both under Maine legal precedent and under the terms of the ARP these gains should be recognized as of the time the property was sold and should accrue to the benefit of shareholders, and intends to contest the order vigorously.

On September 30, 1999, Central Maine submitted to the MPUC a proposed seven-year rate plan ("ARP2000") to take effect after completion of the merger with Energy East. The formula for ARP2000 is substantially similar to that of the ARP, except that the one-percent productivity offset of the ARP would escalate in annual increments of 0.25 percent from 1.00 percent for the 2001 price change to
1.75 percent in 2004 to 2007. The purpose of the proposed escalation is to assure that Central Maine's customers benefit from the increased savings expected from the Energy East merger whether or not such savings are achieved. In addition, in the mandated-costs exclusion in ARP2000 only mandated costs over $50,000 would be recognized and only the excess over $3 million of accumulated mandated costs would be recoverable, not the entire $3 million non-cumulative cost recoverable under the current ARP. Also, the rate of return on equity of
10.5 percent already established by the MPUC would be the basis for the earnings-sharing bandwidth, and not the 11.5 percent under the ARP. ARP2000 is subject to MPUC approval. For a detailed description of the current ARP, see our Form 10-K for the twelve months ended December 31, 1998.

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

The legislation does, however, require investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all undivested generation assets, including nuclear generation assets and the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its undivested generation assets and generation-related business to prospective bidders, and the bids were received by October 1, 1999. The proposed successful bids were submitted to the MPUC for approval on November 8, 1999.

Upon the commencement of retail access on March 1, 2000, Central Maine, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within Central Maine's service territory, as determined by the MPUC. CMP Group has stated that it does not intend to engage in the sale of electric energy after March 1, 2000.

For a summary of other provisions of the 1997 legislation, see the Annual Report on Form 10-K of CMP Group and Central Maine for the twelve months ended December 31, 1998.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. By order dated March 19, 1999, the MPUC completed the first phase of the proceeding contemplated by Maine's restructuring legislation that will ultimately determine the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements, and the design of its rates to be effective when Central Maine becomes a transmission-and-distribution utility at the time retail access to generation begins in Maine on March 1, 2000. The MPUC stressed in its Phase I order that it was deciding the "principles" by which it would set Central Maine's transmission-and-distribution rates, effective March 1, 2000, but was deferring calculating the rates themselves until Phase II of the proceeding because such calculations at that time would rely excessively on estimates.

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

In the area of revenue requirements, the Phase I order did not include definitive amounts, but did contain the MPUC's conclusions as to the appropriate cost of common equity for Central Maine as a transmission-and-distribution company beginning March 1, 2000. Central Maine had recommended a 12-percent cost of common equity with a 55-percent common equity component in the capital structure. The MPUC approved a common-equity cost of 10.50 percent with a common-equity component of 47 percent, and an overall weighted-average cost of capital of 8.68 percent. In dealing with rate design, the MPUC again limited itself in the first phase of the proceeding primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000.

Central Maine submitted its Phase II filing to the MPUC on July 1, 1999. The filing was organized into sections covering revenue requirements, a sales forecast, stranded costs, and rate design, with updated information provided in each area. As with Phase I, some of the calculations submitted in the Phase II filing were still estimates, since some of the information that will provide the basis for the MPUC's decisions in the proceeding was not yet available. This information will include the results of the auctioning of Central Maine's energy and capacity of nuclear generation assets and NUG contracts and the market prices for electricity, including the standard-offer price, all of which Central Maine expects to be able to provide the MPUC in an updated filing in December 1999.

In a "bench analysis" issued on September 28, 1999, the MPUC Staff took no final position on revenue requirements, stranded costs or rate design, due to the continued unavailability of the NUG-contract-entitlement and standard-offer auction results, but did recommend disallowance of certain of Central Maine's proposed expenses, particularly in the operations and maintenance category. The challenged costs fell largely in the areas of employee transition costs, payroll and medical costs, and certain stranded costs. On October 12, 1999, Central Maine filed comments responsive to the bench analysis and to other issues raised by intervenors in the proceeding, asserting that such costs should be recovered in rates and that disallowance by the MPUC would deprive Central Maine of any reasonable opportunity to earn its 10.5-percent allowed rate of return on equity.

Central Maine's requested revenue requirement amount, together with its interim assumption for market electricity prices, would result in an average 10.4-percent price decrease for its core rate customers effective March 1, 2000. This amount is likely to change, however, as a result of the information to be submitted in the December filing and the MPUC's decision on Central Maine's revenue requirements.

On October 25, 1999, the MPUC issued an order rejecting all the bids for standard-offer service in Central Maine's and Bangor Hydro-Electric Company's service territories, finding them to be "unreasonably high." In its order, the MPUC initiated a new selection process and indicated that it expected to announce the results of the process by December 1, 1999.

Sale of Generation Assets

On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.8 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that Central Maine will retain), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.9 million.

Central Maine recorded a pre-tax deferred gain of $519.4 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in the second quarter of 1999, which eliminated any income recognition. Central Maine also recorded curtailment and special termination deferred charges of $8.1 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation asset sale. These deferred charges, in the amount finally allowed by the MPUC, will be amortized over a three-year period beginning March 1, 2000 as required by the MPUC. In Phase II of the above described "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," the MPUC will determine the amount of the regulatory liability that will be used to reduce stranded costs and the utilization and timing of the recognition of any remaining regulatory liability.

Central Maine also recorded a pre-tax deferred gain amounting to $30.8 million to offset the income impact of the flow-through of unamortized investment tax credits and excess deferred taxes associated with the assets sold. Central Maine has requested a private letter ruling from the IRS regarding the appropriate treatment of these items as a result of directives from the MPUC. Central Maine is of the opinion, based on its review of the rules and regulation and IRS rulings in similar situations, that any unamortized investment tax credits and excess deferred taxes relating to the property sold become nonregulated property at the time of sale. Central Maine believes that regulatory agencies, therefore, are precluded from considering these unamortized investment tax credits and excess deferred tax reserves in establishing regulated rates because they would constitute a violation of the normalization requirement of the Internal Revenue Code. The MPUC directed Central Maine to seek the private ruling to be certain in this case whether ratepayers can continue to benefit from these excess reserves. Central Maine does not know when the IRS will rule on its requests, but expects a ruling before the end of 1999.

Union Water's net income reflects a $3.7 million increase during the second quarter of 1999 due to its portion of the proceeds of the sale of generation assets as determined by the MPUC. Central Maine is appealing to the Maine Supreme Judicial Court the imputation of $13.2 million of value of the Union Water assets to Central Maine. The $13.2 million imputation is included in the Central Maine deferred gain of $519.4 million.

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

Accounting for the Effects of Certain Types of Regulation

Central Maine prepares its financial statements in accordance with SFAS No. 71, which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. Central Maine has deferred certain costs pursuant to rate actions of the MPUC and FERC and is recovering, or expects to recover, such costs in electric, transmission and distribution rates charged to customers.

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

Central Maine performed impairment tests on its two operating nuclear generation facilities, Millstone 3 and Vermont Yankee, on a plant-specific basis and determined that $78.9 million was impaired as of September 30,1999. Impaired value is the excess of net plant investment at September 30,1999 over the value of net cash flows during the remaining lives of the investments. Annual net cash flows were determined by subtracting estimated generation sustenance costs from the estimated market value of power from the plants. The MPUC in its Phase I order dated March 19,1999 in its ongoing proceeding on stranded costs, revenue requirements and rate design provided for future recovery of nuclear generation and other generation-related stranded costs. Central Maine established a regulatory asset as of September 30, 1999 for $78.9 million consistent with that order associated with the two operating nuclear investments. As a result there is no income impact from these impairment tests, but rather recognition of the future obligation and regulatory asset on the balance sheet.

Central Maine has long-term power-purchase contracts requiring payment of above anticipated market rates from NUGs. The estimate of above-market payments is approximately $800 million. The costs associated with these NUG contracts remain a regulated obligation of the transmission-and-distribution company as a statutory requirement and have been provided for by the MPUC in its revenue requirement determination in Phase I of the above-mentioned proceeding.

Central Maine believes that its electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with those operations as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers also meet the criteria. At September 30, 1999 $853.5 million of regulatory assets remain on Central Maine's books. Approximately $214.4 million will be charged against the estimated deferred gain and associated carrying costs through March 1, 2000 of $548.6 million resulting from the generation asset sale while the remainder will be amortized over periods to be determined by the MPUC in Phase II of the above-mentioned proceeding.

Tax Settlement

In September 1997 Central Maine received a notice of deficiency from the Internal Revenue Service ("IRS") as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994. There were two significant adjustments among those proposed by the IRS. The first was a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which had been charged to income in 1994 in connection with the adoption of the ARP effective January 1, 1995. The second major adjustment disallowed Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture ("FEV") purchased-power contract.

In December 1997 Central Maine filed a petition in the United States Tax Court contesting the entire amount of the deficiencies. Subsequently, Central Maine sought review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute could be resolved in advance of a court determination.

In June 1999, the IRS Appeals Officer and Central Maine reached agreement resolving all issues. Under the proposed agreement the ERAM component was allowed as fully deductible in 1994, while $24 million of the fuel and purchased-power costs was deemed to be deductible in 1994 and the remaining $30 million deductible in 1995. The parties also agreed to increase the tax basis of the FEV plant from $2 million to $11 million, to be depreciated over 20 years, and that the remaining FEV contract buyout costs would be fully deductible in 1994.

As a result of the settlement, Central Maine made payments to the IRS and the State of Maine totaling $11.8 million for the 1992 to 1994 tax deficiencies, as well as $6.0 million in associated interest. Substantially all of the tax impacts were normalized, as Central Maine will be deducting any disallowed costs for tax purposes in future years. The net impact of the tax and interest true-up for all the years under consideration reduced net income in the second quarter of 1999 by $0.6 million due primarily to interest expense. Of the $6.0 million interest payment, approximately $1 million was previously accrued, and $1.8 million associated with the FEV facility was deferred consistent with regulatory practice. Interest income of $2.5 million was accrued for the years 1995 through September 1999.

Due to the materiality of the amounts involved, approval of the settlement from the Congress's Joint Committee on Taxation is required and is being sought by the IRS.

Expansion of Lines of Business

General. CMP Group has been expanding its business opportunities through investments that capitalize on core competencies. CMP International Consultants (d/b/a CNEX), a wholly owned subsidiary of CMP Group, provides management, planning, consulting and research and information services to foreign and domestic utilities and government agencies.

TeleSmart, a wholly owned subsidiary of CMP Group, provides accounts receivable management services for utility clients.

The Union Water-Power Company, a wholly owned subsidiary of CMP Group, provides utility construction and support services (On Target division); energy efficiency performance contracting and energy use and management services (Combined Energies division); and commercial and residential real estate development services (UnionLand Services and Maine HomeCrafters divisions).

Natural Gas Distribution. New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, holds approximately a twenty-two percent interest in CMP Natural Gas, L.L.C. ("CMP Natural Gas"). CMP Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East. CMP Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, and began providing service to customers in May 1999, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

CMP Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, CMP Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for CMP Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. CMP Natural Gas expects to commence service to the plant by June 1, 2000, after MPUC approval and construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. In a report dated November 2, 1999, the MPUC hearing examiner recommended that CMP Natural Gas be authorized to provide service to the Calpine plant, as well as the unserved areas in the municipalities of Westbrook and Gorham, which would increase the number of municipalities in Maine in which CMP Natural Gas is authorized to serve to 37. The decision by the MPUC is scheduled for November 15, 1999.

If the merger of CMP Group and Energy East is completed, CMP Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. In April and June, 1999, Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut, subject to closing conditions, including shareholder votes and regulatory approvals.

Telecommunications. MaineCom Services, which is wholly owned by CMP Group, provides telecommunications services, including point-to-point connections, private networking, consulting, private voice and data transport, carrier services, and long-haul transport. MaineCom Services also owns 38.5 percent of the common stock of NorthEast Optic Network, Inc. ("NEON"), which develops, constructs, owns and operates a fiber optic telecommunications system in New England and New York. NEON is currently expanding its fiber optic network in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder. NEON is creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and most major cities in New England. On July 13, 1999, NEON announced that it had activated its first high-capacity carrier circuit into the borough of Manhattan, which NEON said fulfilled its goal of providing carrier customers with such high-capacity facilities into the New York City market before the end of 1999.

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

Environmental Matters

CMP Group and its subsidiaries assess compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At September 30, 1999, Central Maine had an accrued liability of $3.0 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 4, "Commitments and Contingencies." "Legal and Environmental Matters" for further discussion of this subject.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Central Maine is exposed to interest-rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. As of September 30, 1999, Central Maine had $70 million of medium-term notes outstanding, $10 million of which bear floating, LIBOR-based rates.

                              Variable Long Term           Fixed Long Term
                                               (dollars in thousands)

Weighted Average Rates                9.27%                          5.57%

Balance at September 30, 1999      $34,177                       $196,205

Maturity Period                   2001-2019                     2000-2021

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Regulatory Matters - For a discussion of certain significant regulatory matters affecting CMP Group and Central Maine, including those related to the proposed merger with Energy East, and an MPUC proceeding that will determine Central Maine's stranded costs, revenue requirements and related matters, see Item 2 of
Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Proposed Merger," and "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," which are incorporated herein by reference.

Arbitration Claim - For a discussion of an arbitration claim by the minority owners of the Wyman Unit No. 4 generating unit against Central Maine seeking a share of the proceeds from Central Maine's generating-asset sale, see Note 4, "Commitments and Contingencies" - "Wyman No. 4 Arbitration," which is incorporated herein by reference.

Tax Settlement - For a discussion of Central Maine's settlement of significant federal income tax adjustments see Note 4, "Commitments and Contingencies" - "Tax Settlement."

Environmental  Matters  -  For  a  discussion  of  administrative  and  judicial proceedings concerning cleanup of hazardous waste sites, see Note 4, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. and Item 3. Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of CMP Group was held on October 7, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The meeting did not involve the election of directors.

The only matter voted on at the meeting was approval of the Merger Agreement among CMP Group, Energy East, and EE Merger Corp. The Merger Agreement was approved, with the following vote tabulations:

         Votes for - 25,305,650
         Votes against - 515,291
         Abstentions - 209,756

Item 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits. None.
(b)      Reports on Form 8-K.  None.

                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their respective behalfs by the undersigned thereunto duly authorized.

                               CMP GROUP, INC.



Date:  November 10, 1999       By _____________________________________
      --------------------
                                 David E. Marsh, Chief Financial Officer
                                 (Principal Financial Officer and duly
                                 authorized officer)



                               CENTRAL MAINE POWER COMPANY



Date:  November 10, 1999       By _____________________________________
      --------------------
                                 Michael W. Caron, Comptroller (Chief
                                 Accounting Officer and duly authorized officer)