Form 10-Q
period 2000-03-31
CENTRAL MAINE POWER CO
filed 2000-05-15
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000
                                              ---------------

                                                         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ---------

Commission       Registrant, State of Incorporation,      I.R.S. Employer
File Number         Address, and Telephone Number       Identification No.
-----------      -----------------------------------    ------------------


001-14786                  CMP GROUP, INC.                01-0519429
               83 Edison Drive, Augusta, Maine  04336
                           (207) 623-3521

 1-5139              CENTRAL MAINE POWER COMPANY          01-0042740
               83 Edison Drive, Augusta, Maine  04336
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

As of May 12, 2000, the number of shares of Common Stock outstanding for each registrant was as follows:

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

Part I.  Financial Information

Item 1 - Consolidated Financial Statements

CMP Group, Inc.
   Consolidated Statement of Earnings for the Three Months
   Ended March 31, 2000 and 1999                                             4

   Consolidated Balance Sheet - March 31, 2000 and December 31, 1999:
     Assets                                                                  5
     Stockholders' Equity and Liabilities                                    6

   Consolidated Statement of Cash Flows for the Three Months
   Ended March 31, 2000 and 1999                                             7

Central Maine Power Company
   Consolidated Statement of Earnings for the Three Months
   Ended March 31, 2000 and 1999                                             8

   Consolidated Balance Sheet - March 31, 2000 and December 31, 1999:
     Assets                                                                  9
     Stockholders' Equity and Liabilities                                   10

   Consolidated Statement of Cash Flows for the Three Months
   Ended March 31, 2000 and 1999                                            11

Notes to Consolidated Financial Statements                                  12

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         25

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         39

Part II.  Other Information                                                 40

Signatures                                                                  42

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

CEP                             Competitive Energy Provider

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

Connecticut Yankee              Connecticut Yankee Atomic Power Company

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

EPA                             United States Environmental Protection Agency.

ERAM                            Electric Revenue Adjustment Mechanism

FASB                            Financial Accounting Standards Board

FERC                            Federal Energy Regulatory Commission

FEV                             Fairfield Energy Venture

FPL                             FPL Group, Inc.

IRS                             United States Internal Revenue Service

ISFSI                           Independent spent fuel storage installation

ISO                             Independent System Operator

Kwh                             Kilowatt-hour

MaineCom MaineCom Services, a CMP Group subsidiary which arranges fiber-optic data service for bulk carriers.

Maine Natural Gas               Maine Natural Gas, L.L.C., (previously called
                                CMP Natural Gas, L.L.C.) a limited-liability company owned by subsidiaries of CMP Group and Energy East to distribute natural gas in Maine.

MEPCO Maine Electric Power Company, Inc., a 78-percent owned subsidiary of Central Maine which owns a 345-KV transmission line from Wiscasset, Maine, to New Brunswick, Canada.

MPUC                            Maine Public Utilities Commission

Maine Yankee                    Maine Yankee Atomic Power Company, a 38-percent
                                owned subsidiary of Central Maine.

NEON NorthEast Optic Network, Inc., a corporation of which MaineCom indirectly owns approximately 38-percent of the common stock, which is building a fiber optic network in New England and New York.

NRC                             United States Nuclear Regulatory Commission

NYSEG New York State Electric & Gas Corporation, a utility subsidiary of Energy East.

NUG                             Non-utility generator

New England Gas                 New England Gas Development Corporation, a
Development                     wholly-owned subsidiary of CMP Group created in
                                September 1998 to hold up to a 50-percent ownership interest in Maine Natural Gas.

OPA                             Maine Office of the Public Advocate

Plant Maine Yankee nuclear generating plant at Wiscasset, Maine

RCRA                            Resource Conservation and Recovery Act.

SEC                             Securities and Exchange Commission

Secondary Purchasers            28 municipal and cooperative utilities that had
                                purchased Maine Yankee power under identical contracts with Maine Yankee sponsors.

SFAS                            Statement of Financial Accounting Standards

SOP                             Standard Offer Provider.

TeleSmart                       A closed wholly owned former subsidiary of CMP
                                Group which provided accounts receivable management.

Union Water                     The Union Water Power Company, a wholly owned
                                subsidiary of CMP Group.

Vermont Yankee                  Vermont Yankee Nuclear Power Corporation.

Yankee Atomic                   Yankee Atomic Electric Company

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

In the opinion of CMP Group, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 2000, and the Consolidated Statement of Earnings and Consolidated Cash Flows for the periods ended March 31, 2000 and 1999. CMP Group is the parent holding company of Central Maine, Union Water, MaineCom, CNEX and New England Gas Development. Central Maine constitutes substantially all of CMP Group's assets, revenues and expenses. All nonutility operating transactions are included in other revenues and operating expenses in CMP Group's Consolidated Statement of Income.

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)
                                                                   For the Three Months
                                                                       Ended March 31,
                                                                   --------------------
                                                                   2000           1999
                                                                   ----           ----
Revenues
     Electric operating revenues                                  $263,038       $270,694
     Other non-utility revenues                                      6,387          5,939
                                                                   -------        -------
        Total Revenues                                             269,425        276,633
                                                                   -------        -------
Operating Expenses
     Fuel used for company generation                                  270          8,947
     Purchased power
        Energy                                                     110,404         94,475
        Other (capacity)                                            28,410         22,774
     Other operation                                                53,326         53,204
     Maintenance                                                     6,456          8,274
     Depreciation and amortization                                  10,772         14,672
     Taxes other than income taxes                                   4,915          7,405
                                                                   -------        -------
        Total Operating Expenses                                   214,553        209,751
                                                                   -------        -------

Operating Income                                                    54,872         66,882
                                                                   -------        -------
Other Income (Expense)
     Equity in earnings (losses) of associated companies            (2,712)        (2,979)
     Allowance for equity funds used during construction               223            192
     Interest income                                                 1,993            488
     Recovery of nonprovided deferred income taxes                  75,421              -
     Other, net                                                      5,292            747
     Minority interest in consolidated net income                      (59)          (625)
     Gain on sale of investments and properties                        223          7,011
                                                                   -------        -------
        Total Other Income (Expense)                                80,381          4,834
                                                                   -------        -------
Interest Charges
     Long-term debt                                                  3,464         10,553
     Other interest                                                 19,186          1,380
     Allowance for borrowed funds used during construction             (48)          (137)
                                                                   -------        -------
        Total Interest Charges                                      22,602         11,796
                                                                   -------        -------

Income Before Income Taxes and Preferred Dividends                 112,651         59,920
     Income taxes                                                   83,713         25,744
     Dividends on Preferred Stock of Subsidiary                        559            919
                                                                  --------        -------
Net Income                                                       $  28,379       $ 33,257
                                                                  ========        =======
Weighted Average Number Of Shares Of Common
     Stock Outstanding - Basic                                  32,442,552     32,442,552
Earnings Per Share Of Common Stock - Basic                            $.87          $1.03
Weighted Average Number of Shares of Common
     Stock Outstanding - Diluted                                32,762,419     32,553,706
Earnings Per Share Of Common Stock - Diluted                          $.87          $1.02

Dividends Declared Per Share Of Common Stock                        $0.225         $0.225

The accompanying notes are an integral part of these financial statements.


                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                                    ASSETS                              March 31,       December 31,
                                                                          2000              1999
Current Assets

    Cash and cash equivalents                                         $   139,818      $   129,950
    Accounts receivable, less allowance for uncollectible accounts of
    $3,182 in 2000 and $2,994 in 1999
       Service   - billed                                                  82,896           86,599
                 - unbilled                                                22,209           51,124
       Other accounts receivable                                           18,843           21,662
    Inventories, at average cost
       Fuel oil                                                               170              177
       Materials and supplies                                               9,152           10,390
    Prepayments and other current assets                                    6,108            9,716
                                                                       ----------       ----------
          Total Current Assets                                            279,196          309,618
                                                                       ----------       ----------

Electric Property, at original cost                                     1,344,186        1,335,674
    Less: Accumulated depreciation                                        553,623          551,014
                                                                       ----------       ----------
          Net electric property in service                                790,563          784,660
                                                                       ----------       ----------

    Construction work in progress                                          32,702           33,681
    Nuclear fuel, less accumulated amortization of $10,204 in 2000
    and $9,516 in 1999                                                      1,216            1,418

Property, non utility                                                      21,213           18,487
    Less: Accumulated Depreciation                                          6,579            5,574
                                                                       ----------       ----------
          Net non-utility property                                         14,634           12,913
                                                                       ----------       ----------
          Total net property                                              839,115          832,672

Investments In Associated Companies, at equity                             46,597           51,059
                                                                       ----------       ----------
    Total Net Property and Investments in Associated Companies            885,712          883,731
                                                                       ----------       ----------

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net                 -           73,052
    Nuclear purchased-power contracts                                     256,838          270,311
    Regulatory assets-nuclear impairment                                   16,335           77,489
    Regulatory assets - deferred taxes                                    123,779          204,994
    Other deferred charges and other assets                               144,965          228,065
                                                                       ----------       ----------
          Deferred Charges and Other Assets, Net                          541,917          853,911
                                                                       ----------       ----------

          Total Assets                                                 $1,706,825       $2,047,260
                                                                       ==========        =========

The accompanying notes are an integral part of these financial statements



                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES      March 31,       December 31,
                                                               2000              1999
Current Liabilities and Interim Financing

    Interim financing                                      $    30,000       $     60,199
    Sinking-fund requirements                                   20,539             11,937
    Accounts payable                                            71,896            104,581
    Dividends payable                                            7,431              7,412
    Accrued interest                                             2,005              2,678
    Accrued income taxes                                         9,780                  -
    Accounts Payable to Energy Provider                          9,352                  -
    Miscellaneous current liabilities                           15,093             16,731
                                                             ---------          ---------
       Total Current Liabilities and Interim Financing         166,096            203,538
                                                             ---------          ---------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                           64,717             66,472
    Unamortized investment tax credits                          10,352             13,926
    Nuclear purchased-power contracts                          256,838            270,311
    Regulatory liabilities-deferred taxes                       46,298             60,564
    Deferred gain on generation asset sale                     250,447            536,368
    Other reserves and deferred credits                        199,396            194,162
                                                             ---------          ---------
       Total Reserves and Deferred Credits                     828,048          1,141,803
                                                             ---------          ---------

Long-Term Debt
    Mortgage debt                                                    -                  -
    Other long-term obligations                                113,182            122,542
                                                             ---------          ---------
       Total Long-Term Obligations                             113,182            122,542
                                                             ---------          ---------

Redeemable Preferred Stock                                         910                910
                                                             ---------          ---------
Stockholders' Equity
    Common-stock                                               162,213            162,213
    Other paid in capital                                      284,394            284,330
    Reacquired common stock                                     (1,596)              (642)
    Retained earnings                                          118,050             97,038
    Preferred stock                                             35,528             35,528
                                                             ---------          ---------
       Total Stockholders' Equity                              598,589            578,467
                                                             ---------          ---------

       Total Stockholders' Equity and Liabilities           $1,706,825         $2,047,260
                                                             =========          =========

The accompanying notes are an integral part of these financial statements.


                                 CMP Group, Inc. and Subsidiaries
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                      (Dollars in thousands)
                                                                           For the Three Months
                                                                              ended March 31,
                                                                              2000         1999
CASH FROM OPERATIONS

    Net income                                                            $  28,379       $33,257
    Items not requiring (not providing) cash:
       Depreciation                                                           8,767        12,136
       Amortization                                                           7,337         9,179
       Deferred income taxes and investment tax credits, net                (13,462)       (2,934)
       Allowance for equity funds used during construction                     (223)         (192)
    Preferred stock dividends of subsidiary                                     559           919
    Gain on sale of investments and properties                                    -        (7,060)
    Recovery of power supply costs through the asset sale deferred gain      (9,612)            -
    Changes in certain assets and liabilities:
       Accounts receivable                                                   21,765         3,139
       Other current assets                                                   2,671           494
       Inventories                                                            1,245         1,258
       Accounts payable                                                     (29,645)       (9,287)
       Accrued taxes and interest                                             9,107        13,208
       Miscellaneous current liabilities                                      7,714         3,055
    Changes in deferred balances and related carrying costs                  12,660          (734)
    MaineCom equity losses in NEON                                            4,428         3,369
    Other, net                                                                3,209         3,648
                                                                            -------       -------
          Net Cash Provided by Operating Activities                          54,899        63,455
                                                                            -------       -------
INVESTING ACTIVITIES
       Construction expenditures                                            (19,161)      (11,241)
       Customer deposits for construction                                    16,940             -
       Proceeds from sale of investments and properties                           -         7,563
       Changes in accounts payable - investing activities                    (3,040)       (4,709)
                                                                            -------       -------
          Net Cash Used by Investing Activities                              (5,261)       (8,387)
                                                                            -------       -------
FINANCING ACTIVITIES
    Redemptions:
       Medium-term notes                                                    (30,000)            -
       Revolving Credit Agreement                                                 -       (40,000)
       Other long-term obligations                                             (957)            -
       Short-term obligations, net                                                -        (5,000)
    Purchase of treasury stock                                                 (954)         (187)
    Dividends:
       Common stock                                                          (7,300)       (7,299)
       Preferred stock of subsidiary                                           (559)
                                                                            -------       -------
          Net Cash Used by Financing Activities                             (39,770)      (52,486)
                                                                            -------       -------
          Net Increase  in Cash                                               9,868         2,582
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              129,950        30,540
                                                                            -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $139,818       $33,122
                                                                            =======        ======

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

In the opinion of Central Maine, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 2000, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended March 31, 2000 and 1999. Central Maine's consolidated financial statements include the accounts of Central Maine and its wholly owned and controlled subsidiaries. All nonutility operating transactions are included in other revenues and operating expenses in Central Maine's Consolidated Statement of Income.

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                 2000            1999
                                                                 ----            ----
Revenues

     Electric operating revenues                               $263,118        $270,570
     Other non-utility revenues                                     223             479
                                                                -------         -------
        Total Revenues                                          263,341         271,049
                                                                -------         -------
Operating Expenses
     Fuel used for company generation                               270           8,947
     Purchased power
        Energy                                                  110,404          94,475
        Other (capacity)                                         28,410          22,774
     Other operation                                             46,755          47,849
     Maintenance                                                  6,476           8,061
     Depreciation and amortization                               10,398          14,449
     Taxes other than income taxes                                4,899           7,361
                                                               --------         -------
        Total Operating Expenses                                207,612         203,916
                                                               --------         -------
Operating Income                                                 55,729          67,133
                                                               --------         -------
Other Income (Expense)
     Equity in earnings of associated companies                   1,754             971
     Allowance for equity funds used during construction            223             192
     Interest income                                              1,840             297
     Recovery of nonprovided deferred income taxes               75,421               -
     Other, net                                                   5,259             277
     Minority interest in consolidated net income                   (59)           (625)
     Gain on sale of investments and properties                     223           7,010
                                                               --------         -------
        Total Other Income (Expense)                             84,661           8,122
                                                               --------         -------
Interest Charges
     Long-term debt                                               3,420          10,504
     Other interest                                              19,180           1,373
     Allowance for borrowed funds used during construction          (48)           (137)
                                                               --------         -------
        Total Interest Charges                                   22,552          11,740
                                                               --------         -------

Income Before Income Taxes                                      117,838          63,515
     Income taxes                                                84,070          25,868
                                                               --------         -------
Net Income                                                       33,768          37,647
     Dividends on Preferred Stock                                   559             919
                                                               --------         -------
Earnings Applicable to Common  Stock                          $  33,209        $ 36,728
                                                               ========         =======

Weighted Average Number Of Shares Of Common

     Stock Outstanding                                       31,211,471      31,211,471

Earnings Per Share Of Common Stock - Basic and Diluted            $1.06           $1.18

Dividends Declared Per Share Of Common Stock                     $0.360          $0.225

The accompanying notes are an integral part of these financial statements.

                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                                    ASSETS                                 March 31,       December 31,
                                                                             2000             1999
Current Assets

    Cash and cash equivalents                                            $   122,221      $   112,872
    Accounts receivable, less allowance for uncollectible accounts of
    $3,182 in 2000 and $2,994 in 1999
       Service   - billed                                                     82,634           86,455
                 - unbilled                                                   22,209           51,124
       Other accounts receivable                                              11,380           19,647
    Inventories, at average cost
       Fuel oil                                                                  170              177
       Materials and supplies                                                  9,134            9,927
    Prepayments and other current assets                                       5,780            8,393
                                                                           ---------        ---------
          Total Current Assets                                               253,528          288,595
                                                                           ---------        ---------

Electric Property, at original cost                                        1,344,182        1,335,670
    Less: Accumulated depreciation                                           553,598          550,990
                                                                           ---------        ---------
          Net electric property in service                                   790,584          784,680
                                                                           ---------        ---------

    Construction work in progress                                             31,562           32,357
    Nuclear fuel, less accumulated amortization of $10,204 in 2000
    and $9,516 in 1999                                                         1,216            1,418

Property, non utility                                                         11,199           10,430
    Less: Accumulated Depreciation                                             3,743            3,069
                                                                           ---------        ---------
          Net non-utility property                                             7,456            7,361
                                                                           ---------        ---------
          Total net property                                                 830,818          825,816

Investments In Associated Companies, at equity                                38,212           38,236
                                                                           ---------        ---------
    Total Net Property and Investments in Associated Companies               869,030          864,052
                                                                           ---------        ---------
Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net                    -           73,052
    Nuclear purchased-power contracts                                        256,838          270,311
    Regulatory asset-nuclear impairment                                       16,335           77,489
    Regulatory assets - deferred taxes                                       123,779          204,994
    Other deferred charges and other assets                                  140,779          223,341
                                                                           ---------        ---------
          Deferred Charges and Other Assets, Net                             537,731          849,187
                                                                           ---------        ---------

          Total Assets                                                    $1,660,289       $2,001,834
                                                                           =========        =========

The accompanying notes are an integral part of these financial statements.

                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES    March 31,        December 31,
                                                             2000               1999
Current Liabilities and Interim Financing

    Interim financing                                    $    30,000        $    60,000
    Sinking-fund requirements                                 20,539             11,937
    Accounts payable                                          70,002            107,600
    Dividends payable                                            131                112
    Accrued interest                                           2,005              2,678
    Income taxes payable to parent company                    10,600                  -
    Accounts payable to energy provider                        9,352                  -
    Miscellaneous current liabilities                         14,412             15,855
                                                           ---------          ---------
       Total Current Liabilities and Interim Financing       157,041            198,182
                                                           ---------          ---------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                         62,510             63,792
    Unamortized investment tax credits                        10,352             13,926
    Nuclear purchased-power contracts                        256,838            270,311
    Regulatory liabilities-deferred taxes                     46,298             60,564
    Deferred gain on generation asset sale                   250,447            536,368
    Other reserves and deferred credits                      186,824            181,348
                                                           ---------          ---------
       Total Reserves and Deferred Credits                   813,269          1,126,309
                                                           ---------          ---------
Long-Term Debt
    Mortgage debt                                                  -                  -
    Other long-term obligations                              110,850            120,186
                                                           ---------          ---------
       Total Long-Term Obligations                           110,850            120,186
                                                           ---------          ---------

Redeemable Preferred Stock                                       910                910
                                                           ---------          ---------

Stockholders' Equity
    Common-stock                                             162,213            162,213
    Other paid in capital                                    276,776            276,709
    Reacquired common stock                                  (19,000)           (19,000)
    Retained earnings                                        122,659            100,754
    Preferred stock                                           35,571             35,571
                                                           ---------          ---------
       Total Stockholders' Equity                            578,219            556,247
                                                           ---------          ---------

       Total Stockholders' Equity and Liabilities         $1,660,289         $2,001,834
                                                           =========          =========

The accompanying notes are an integral part of these financial statements.

                           Central Maine Power Company and Subsidiaries
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                      (Dollars in thousands)
                                                                           For the Three Months
                                                                               Ended March 31,
                                                                             2000          1999
                                                                             ----          ----
CASH FROM OPERATIONS

    Net income                                                            $  33,768     $  37,647
    Items not requiring (not providing) cash:
       Depreciation                                                           8,397        11,916
       Amortization                                                           7,333         9,179
       Deferred income taxes and investment tax credits, net                (12,979)       (2,816)
       Allowance for equity funds used during construction                     (223)         (192)
    Gain on sale of investments and properties                                    -        (7,060)
    Recovery of power supply costs through asset sale deferred gain          (9,612)            -
    Changes in certain assets and liabilities:
       Accounts receivable                                                   27,331         4,869
       Other current assets                                                   1,676           547
       Inventories                                                              800         1,445
       Accounts payable                                                     (34,558)      (10,689)
       Accrued taxes and interest                                             9,927        12,181
       Miscellaneous current liabilities                                      7,909         2,695
    Changes in deferred balances and related carrying costs                  12,660          (734)
    Other, net                                                                3,150         3,755
                                                                            -------      --------
          Net Cash Provided by Operating Activities                          55,579        62,743
                                                                            -------      --------

INVESTING ACTIVITIES
       Construction expenditures                                            (17,615)      (10,505)
       Customer deposits for construction                                    16,940             -
       Proceeds from sale of investments and properties                           -         7,563
       Changes in accounts payable - investing activities                    (3,040)       (4,709)
                                                                            -------      --------
          Net Cash Used by Investing Activities                              (3,715)       (7,651)
                                                                            -------      --------

FINANCING ACTIVITIES
    Redemptions:
       Medium-term notes                                                    (30,000)            -
       Revolving Credit Agreement                                                 -       (40,000)
       Other long-term obligations                                             (734)            -
       Short-term obligations                                                     -        (5,000)
    Dividends:
       Common stock                                                         (11,222)       (7,028)
       Preferred stock                                                         (559)            -
                                                                            -------      --------

          Net Cash Used by Financing Activities                             (42,515)      (52,028)
                                                                            -------      --------
          Net Increase  in Cash                                               9,349         3,064
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              112,872        22,628
                                                                            -------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $122,221     $  25,692
                                                                            =======      ========

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

     Central Maine is primarily engaged in the business of transmitting and distributing electric energy generated by others for the benefit of customers in southern and central Maine. On March 1, 2000, Central Maine's obligation to generate or otherwise supply electric energy terminated as part of the restructuring of the electric utility industry in Maine, except as directed by the MPUC to secure a supply of energy for the default standard offer for medium and large customers.

     CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Refer to Note 2 "Commitments and Contingencies."

     Financial  Statements  -  CMP  Group's  consolidated  financial  statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine. Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. Central Maine's financial position and results of operations account for substantially all of CMP Group's consolidated financial position and results of operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Also, beginning March 1, 2000, Central Maine became a billing agent for standard offer providers and competitive energy providers. These transactions are not recorded as revenues, but as Accounts Receivable and Accounts Payable.

     Supplemental Cash Flow Disclosure - Cash paid for the three months ended March 31, 2000 and 1999:
                                                       (In Millions)
                                                   2000            1999
                                                   ----            ----
     CMP Group
         Interest, net of amounts capitalized     $ 4.5           $13.1
         Income taxes                              10.0            12.0

     Central Maine
         Interest, net of amounts capitalized     $ 4.5           $13.1
         Income Taxes                              10.0            12.0

     Stock-Based Compensation - Under CMP Group's Long-Term Incentive Plan, stock options were granted in 1998 and 1999 with an exercise price equal to the fair market value on the date of the grants. They expire seven years from their grant date. One third of the options vest annually, commencing on the first anniversary of the options grant date. Upon vesting stock options are exercisable during periods of active employment or within thirty (30) days after termination of employment, provided termination did not occur due to cause. Performance shares are granted at the beginning of a three-year performance cycle and are paid out in the form of CMP Group common stock at the end of the cycle, based on achievement of performance goals directly linked to increasing shareholder value. If the goals are not achieved at the end of the three-year cycle, the performance shares are forfeited. Performance shares were granted in 1997, 1998 and 1999. In 2000, phantom shares were granted which may be either converted to Energy East shares, or prorated and paid out as cash equivalents by CMP Group. All grants of performance shares have a three-year cycle and are being accrued accordingly. The amount expensed in the first quarter 2000 for all performance cycles was $903 thousand.

     Earnings per Share - Stock options and performance shares granted to date under CMP Group's Long-Term Incentive Plan resulted in potential incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three months ended March 31, 2000 and 1999. The following table presents the calculations of earnings per share:

                                                         Three Months
                                                        Ended March 31,
     (In thousands except per share amounts)      2000                1999
                                                  ----                ----

     Net income                                   $28,379             $33,257

     Basic average shares outstanding          32,442,552          32,442,552

     Dilutive effect of stock options             319,867             111,154
                                               ----------          ----------

     Diluted average shares outstanding        32,762,419          32,553,706

     Basic earnings per share                        $.87               $1.03

     Diluted earnings per share                      $.87               $1.02

     Reclassification - Certain amounts from prior years financial statements have been reclassified to conform to the current year presentation.

     Impact of New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The new standard applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. The adoption of this standard did not have an impact on these financial statements.

2.   Commitments and Contingencies

     Proposed Merger with Energy East - CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Energy East is an energy delivery, products and services holding company doing business in New York, Massachusetts, Maine, New Hampshire and New Jersey, which delivers electricity and natural gas to retail customers and provides electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

     Pursuant to the merger agreement, EE Merger Corp. will merge with and into CMP Group with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. We expect the merger, which was unanimously approved by the respective boards of directors of CMP Group, Energy East and EE Merger Corp., to occur shortly after all of the conditions to the consummation of the merger, including the receipt of required regulatory approvals, are satisfied.

     Under the terms of the merger agreement, each outstanding share of CMP Group common stock, $5.00 par value per share, other than any treasury shares or shares owned by Energy East or any subsidiary of CMP Group or Energy East, will be converted into the right to receive $29.50 in cash. Pursuant to the merger agreement, approximately $957 million in cash will be paid to holders of shares of CMP Group common stock, with additional payments being made to holders of stock options and performance shares awarded under CMP Group's performance incentive plans.

     The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, Federal Communications Commission, the NRC, the Connecticut DPUC and the FERC have approved the merger. Final regulatory approval is pending from the SEC. If the SEC approval is granted, we estimate that the merger could be completed around mid-2000.

     Permanent Shutdown of Maine Yankee Plant - On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire in 2008.

     FERC Rate Case - On November 6, 1997,  Maine  Yankee  submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant-shutdown decision that had been raised by intervenors.

     During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

     The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

     The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

     As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine is recovering its Maine Yankee costs in accordance with its most recent rate order from the MPUC.

     Finally, the Maine Agreement requires Central Maine and the other two Maine utilities, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.2 million for the period. Based on the results of the two year entitlement auction already completed, the Company will not incur any liability for this provision in 2000 and does not believe that it will incur any liability in 2001.

     CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, which has eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

     Termination of Decommissioning Operations Contract - On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation ("Stone & Webster"), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Subsequently, Stone & Webster notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. ("Jacobs"), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate $50 million secured credit facility and other stated consideration, including cash and stock. Stone & Webster said that the credit facility was intended to enable it to address its current liquidity difficulties and continue to operate its businesses until the asset sale is consummated. In addition, Stone & Webster announced that, as a condition to the proposed transactions with Jacobs, it intended to seek bankruptcy court approval of the asset sale and credit agreement, and therefore intended to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code after it signed a definitive sale agreement with Jacobs, which it expected to occur later in May.

     Maine Yankee has stated that it remains committed to the successful completion of the decommissioning project and on May 10, 2000, entered into an interim agreement with Stone & Webster for the purposes of avoiding the adverse consequences of an abrupt or inefficient demobilization from the Plant site and allowing decommissioning work to continue through June 30, 2000. During that period Maine Yankee will also continue to evaluate all available long-term alternatives for safely and efficiently completing the decommissioning project. However, we cannot predict at this time what effect the financial difficulties of Stone & Webster, the interim agreement, or any subsequent arrangement with Stone & Webster or a new general contractor will have on the cost or schedule of the decommissioning project.

     Legal and Environmental Matters - CMP Group, Central Maine and certain of its affiliates are subject to regulation by federal and state authorities with respect to air and water quality, the handling and disposal of toxic substances and hazardous and solid wastes, and the handling and use of chemical products. Electric utility companies generally use or generate in their operations a range of potentially hazardous products and by-products that are the focus of such regulation. CMP Group and Central Maine believe that their current practices and operations are in compliance with all existing environmental laws except for such non-compliance as would not have a material adverse effect on their financial position. Central Maine reviews its overall compliance and measures the liability quarterly by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure.

     New and changing environmental requirements could hinder the construction and/or modification of transmission and distribution lines, substations and other facilities, and could raise operating costs significantly. As a result, Central Maine may incur significant additional environmental costs, greater than amounts reserved, in connection with the transmission of electricity and the storage, transportation and disposal of by-products and wastes. Central Maine may also encounter significantly increased costs to remedy the environmental effects of prior waste handling activities. The cumulative long-term cost impact of increasingly stringent environmental requirements cannot accurately be estimated.

     Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At March 31, 2000, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $2.8 million, which management has determined to be the most probable amount within the range of $2.8 million to $13.4 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

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

     Central Maine believes that although the amount of the claim is substantial (up to $62 million), the claimants have suffered no loss and are not entitled to any part of the generation-asset sale proceeds. Central Maine intends to contest any such claim vigorously, but cannot predict the result of the arbitration proceeding.

     Millstone Unit No. 3 Litigation - In August 1997 Central Maine and other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. Since the filing of the suit and arbitration claim, the parties engaged in resolving preliminary issues and in extensive pre-hearing discovery. The arbitration hearing began on November 16, 1999.

     On January 28, 2000, Central Maine entered into a settlement agreement with the defendants and subsequently dismissed its lawsuit and arbitration claim. The settlement is generally similar to earlier settlements with the defendants by two joint owners which own in the aggregate approximately sixteen percent of the unit. It calls for the payment of $4.8 million to Central Maine, which has been reflected in 1999 net income, and other amounts contingent upon future events, and would result in Central Maine's 2.5-percent interest in the unit being included in the auction of the majority interests and certain of the minority interests in the Millstone units expected to be completed by 2001.

     Non-Utility Generators - Central Maine has entered into a number of long-term, non-cancelable contracts for the purchase of capacity and energy from non-utility generators ("NUG"). The agreements generally have terms of five to 17 years, with expiration dates ranging from 2000 to 2016. They require Central Maine to purchase the energy at specified prices per kilowatt-hour, which are often above market prices.

     As required by the Maine restructuring legislation, on July 30, 1999, Central Maine offered at auction its rights to the capacity and energy from its undivested generation assets and generation-related business. Upon completion of the auctions, in December 1999 Central Maine contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements to the successful bidder for a two-year period commencing March 1, 2000. Central Maine also auctioned its Hydro-Quebec entitlement to a different buyer for the same period. All of the auction results were approved by the MPUC.

     The aggregate above-market costs associated with the NUG contracts is estimated to be approximately $1 billion over the lives of the contracts, based on certain market price assumptions. Those costs are being recovered in rates as stranded costs over the lives of the contracts pursuant to the January 27, 2000, rate-case settlement.

     Natural Gas Distribution - New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, held approximately a 16 percent interest at March 31, 2000, in CMP Natural Gas, L.L.C., now called Maine Natural Gas, L.L.C. ("Maine Natural Gas"). Maine Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East. Maine Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

     Maine Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May 1999. On July 8, 1999, Maine Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for Maine Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. Maine Natural Gas expects to commence service to the plant in the summer of 2000, after construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. On December 13, 1999, the MPUC authorized Maine Natural Gas to provide service to the Calpine plant, as well as the unserved areas in the town of Gorham, and on February 18, 2000, the MPUC approved an affiliated-interest transaction allowing Maine Natural Gas to construct the pipeline on Central Maine's transmission corridor.

     If the merger of CMP Group and Energy East is completed, Maine Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. During 1999 Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut and one in western Massachusetts, subject to closing conditions, including shareholder votes and regulatory approvals. One of the Connecticut acquisitions was completed in February 2000. The other two transactions are awaiting SEC approval.

3.   Regulatory Matters and Electric-Utility Industry Restructuring

     Alternative Rate Plan - On September 30, 1999, Central Maine submitted to the MPUC a proposed seven-year rate plan ("ARP2000") to take effect after completion of the merger with Energy East. The formula for ARP2000 is substantially similar to that of the ARP, being based on an inflation index, with a productivity offset, qualifying facility offset, and provisions for earnings sharing and flowthrough and mandated items. However, under ARP 2000 the one-percent productivity offset of the ARP would escalate in annual increments of 0.25 percent from 1.00 percent for the 2001 price change to 1.75 percent in 2004 to 2007. The purpose of the proposed escalation is to assure that Central Maine's customers benefit from the increased savings expected from the Energy East merger. In addition, in the mandated-costs exclusion in ARP2000 only mandated costs over $50,000 would be recognized and only the excess over $3 million of accumulated mandated cost would be recoverable, not the entire $3 million non-cumulative cost recoverable under the 1995-1999 ARP. The rate of return on equity of 10.5 percent established by the MPUC for Central Maine effective March 1, 2000, would be the basis for the earnings-sharing bandwidth, and not the 11.5 percent under the ARP. ARP2000 is subject to MPUC approval.

     Maine Restructuring Legislation - The Maine Legislature enacted legislation in 1997 to restructure the electric utility industry in Maine effective March 1, 2000. The principal restructuring provisions of the legislation provided for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies such as Central Maine continuing to be regulated by the MPUC. By that date, investor-owned
     utilities   were   required   to   divest   all   generation   assets   and
     generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

     The legislation also required investor-owned utilities to sell their rights to the capacity and energy from all undivested generation assets after February 29, 2000, including nuclear generation assets and the purchased-power contracts that had not previously been divested pursuant to the legislation. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its undivested generation assets and generation-related business to prospective bidders and in December 1999 contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements for a two-year period commencing March 1, 2000.

     As a transmission-and-distribution utility, Central Maine is prohibited from selling electric energy to retail customers, except as may be directed by the MPUC. Any competitive electricity provider affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold with Central Maine's service territory, as determined by the MPUC. CMP Group has determined that it does not intend to create such an affiliate.

     MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design - By order dated March 19, 1999, the MPUC completed the first phase of its proceeding contemplated by Maine's restructuring legislation to establish the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements and the design of its rates effective March 1, 2000. In its Phase I order the MPUC decided the "principles" by which it would set Central Maine's transmission-and-distribution rates, but deferred actually calculating the rates until later in the proceeding because some of the necessary information was not yet available.

     With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine later in the proceeding. The restructuring statute requires the MPUC to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover those costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from Central Maine's divested generation assets to offset stranded costs.

     In the area of revenue requirements, the Phase I order did not establish definitive amounts, but did contain the MPUC's conclusion that the appropriate cost of common equity for Central Maine as a transmission-and-distribution company was 10.50 percent, with a common-equity component of 47 percent. In dealing with rate design, the MPUC again limited itself primarily to establishing principles that would guide it in designing Central Maine's rates effective March 1, 2000.

     On July 1, 1999, Central Maine filed its Phase II case with the MPUC. In that filing Central Maine updated certain test-year data to reflect known and measurable changes to its revenue requirement, updated its stranded cost estimate to reflect actual data from the April 1999 closing of its generation-asset sale, and proposed its rate design based on the principles enunciated in the Phase I order. Some of the information needed to establish rates was still incomplete in that filing, however, since neither the auction of the output of Central Maine's non-divested generation resources nor the bid process for "standard-offer" service (for those customers who do not select a competitive energy supplier) had been completed. In addition, several issues raised by the Phase I MPUC order remained unresolved, including, among others, (i) whether the MPUC could require the unamortized investment tax credits and excess deferred income taxes associated with the sale of Central Maine's generation assets to be flowed through to ratepayers, and (ii) the rate treatment of the gain on the sale of Union Water's generation-related assets to FPL and employee transition costs resulting from the generation-asset sale.

     In an order dated December 3, 1999, in a separate but related proceeding, the MPUC approved Central Maine's plan for the sale of the output of its non-divested generation assets. In another related proceeding, by order dated October 25, 1999, the MPUC accepted a competitive energy supplier's bid to provide standard-offer service to Central Maine's residential and small commercial customers who did not select a competitive energy supplier after March 1, 2000. In the same order the MPUC rejected all of the standard-offer bids for Central Maine's medium and large commercial and industrial customers and sought a second round of bids. In the December 3 order the MPUC rejected all of the second round of standard-offer bids for Central Maine's medium and large classes and ordered that Central Maine arrange such service for those classes.

     On January 19, 2000, the MPUC issued its Phase II order determining Central Maine's revenue requirement as a transmission-and-distribution utility, effective March 1, 2000. In the order the MPUC disallowed approximately $8 million of the approximately $12 million revenue increase requested in Central Maine's Phase II filing, which had been based on certain known and measurable changes to its revenue requirement.

     A negotiated settlement approved by the MPUC on January 27, 2000, resolved the major issues remaining outstanding in the final phase of the ratemaking proceeding. The settlement confirmed that the $18.2 million of unamortized investment tax credits and excess deferred income taxes related to Central Maine's generation-asset sale would flow through to shareholders pursuant to the normalization rules of the Internal Revenue Code. In addition, Central Maine agreed not to seek judicial review of an August 2, 1999 MPUC order regarding the treatment of gains from sales of easements that required Central Maine to recognize 10 percent of the gain currently with the remaining 90 percent being amortized over 5 years, effective as of the dates of the 1998 and 1999 sale transactions. Central Maine also agreed not to seek reconsideration of other cost-of-service updates in the rate case or to challenge a $4.7 million disallowance of employee transition costs, and to withdraw its appeal of the rate treatment of the gain on Union Water's generation-related assets.

     The settlement also allowed Central Maine to charge off $88 million on March 1, 2000, representing its entire remaining investment in the Millstone 3 nuclear unit in Connecticut, against the regulatory Asset Sale Gain Account created in the ratemaking proceeding to recognize the above-book value realized through Central Maine's generation-asset sale. This provision reflected a recent resolution of Central Maine's arbitration and litigation claims against the lead owners of the jointly-owned Millstone 3 unit, in which Central Maine owns a 2.5-percent interest.

     As part of the settlement Central Maine also agreed to a one-time earnings cap for 1999. Earnings above the cap were deferred in 1999 and will be used to offset rate increases that would otherwise be required to mitigate stranded costs and increases in operating expenses through 2001. Amortization from this account for the first quarter of 2000 provided recovery of expenses in the amount of $625 thousand.

     Finally, the rate settlement established Central Maine's rates as a transmission-and-distribution utility effective March 1, 2000. A separate order fixed the standard-offer prices for Central Maine's medium and large commercial and industrial customers at levels intended to reflect current market pricing and to avoid under-collection of Central Maine's costs.

     The asset-sale gain account was drawn down on March 1 by CMP's writing off $161.8 million of deferred regulatory assets relating to non-utility-power contract restructurings and other assets, $65.2 million of CMP's interest in the Millstone Unit 3 power plant in Connecticut, and $75.4 million in regulatory assets related to deferred taxes.

     Sale of Generation Assets - On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.3 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that Central Maine retained), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.4 million.

     As required by the MPUC, Central Maine recorded a pre-tax deferred gain of $518.8 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in 1999, which eliminated most income recognition. Central Maine did record an income impact from the sale amounting to $18 million associated with the related unamortized investment credits and excess deferred tax reserves as required by the IRS regulations. Central Maine also recorded curtailment and special termination deferred charges of $4.1 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation-asset sale. These deferred charges are being amortized over a three-year period beginning March 1, 2000, as required by the MPUC. The regulatory liability for the asset sale gain, including interest, amounted to approximately $548 million at December 31, 1999, and is being amortized over an 8.5 year period beginning March 1, 2000. The amortization will vary from year to year. Amortization for the first quarter of 2000 was $2 million.

     As required by the Maine restructuring legislation, on July 30, 1999, Central Maine offered at auction its rights to the capacity and energy from its undivested generation assets and generation-related business. Upon completion of the auctions, in December 1999 Central Maine contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements to the successful bidder for a two-year period commencing March 1, 2000. Central Maine also auctioned its Hydro-Quebec entitlement to a different buyer for the same period. All of the auction results were approved by the MPUC.

     Meeting the Requirements of SFAS No. 71

     Central Maine continues to meet the requirements of SFAS No. 71 for transmission and distribution. The standard provides specialized accounting for regulated enterprises, which requires recognition of "regulatory" assets and liabilities that enterprises in general could not record. Examples of regulatory assets include deferred income taxes associated with previously flowed through items, NUG buyout costs, losses on abandoned plants, deferral of postemployment benefit costs, and losses on debt refinancing. If an entity no longer meets the requirements of SFAS No. 71, then regulatory assets and liabilities must be written off.

     The ARP provided incentive-based rates intended to recover the cost of service plus a rate of return on Central Maine's investment together with a sharing of the costs or earnings between ratepayers and the shareholders should the earnings be less than or exceed a target rate of return. Central Maine has received recognition from the MPUC that the rates implemented as a result of the ARP continue to provide specific recovery of costs deferred in prior periods.

     The 1997 legislation enacted in Maine providing for industry restructuring addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," Central Maine will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable, since the MPUC stranded costs, revenue requirements and rate design orders provide for the recovery of regulatory assets including stranded costs through the rates of the transmission-and-distribution company. Central Maine discontinued SFAS No. 71 for any remaining generation segment of its business in 1999, based on current generally accepted accounting principles. Management believes that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business. Future regulatory rules or other circumstances could cause the application of SFAS No. 71 to be discontinued, which could result in a non-cash write-off of previously established regulatory assets.

4.   Income Taxes

     The effective tax rates of 74 percent for CMP Group and 71 percent for Central Maine are significantly higher than the statutory rate of 40.8 percent for the first quarter 2000. This difference is due primarily to the write-off of $161.8 million in regulatory assets and the investment in Millstone Unit 3 of $65.2 million as ordered in the MPUC rate case settlement. Past regulatory treatment of the tax timing differences related to these assets created a non-provided deferred tax that was reflected on the balance sheet. This write-off created a deferred tax expense of $75.4 million. The MPUC allows an offsetting amount to be included in other income through the amortization of the asset sale gain account. Although the effect to net income was zero, the effective tax rate was increased.

     Concurrently, the effective tax rate was decreased by the gross-up of carrying costs on the deferred costs associated with the asset sale gain account, the 1998 ice storm, and hazardous waste clean-up costs.
     Previously, these carrying costs were recorded at an after-tax rate. Deferred tax expense was decreased by a net amount of $9.5 million, which was offset in other interest expense and other, net. Deferred taxes will be provided on all the tax timing differences created by the carrying costs in the future.

     Additionally, Central Maine flowed through all unamortized investment tax credits and excess tax reserves of $4 million associated with the sale of Cape Station and the write-off of Millstone Unit 3. This is consistent with a Private Letter Ruling obtained from the IRS by the Company at the request of the MPUC and affirmed by the MPUC in its approval of the negotiated rate case settlement on January 27, 2000.

5.   Transactions with Affiliated Companies

     Central Maine provides certain services to CMP Group and its subsidiaries, including administrative support services and pension and employee benefit arrangements. Charges related to those services have been determined based on a combination of direct charges and allocations designed to recover Central Maine's cost. These assessments are reflected as an offset to Central Maine's expenses and totaled approximately $1.1 million for the quarter ended March 31, 2000.

     CMP Group provides certain managerial services to its subsidiaries. Charges related to those services have been determined based on a combination of direct charges and allocations in order to recover the majority of their expenses. These assessments are reflected as an offset to CMP Group's expenses and totaled approximately $1.7 million for the quarter ended March 31, 2000.

     In addition, a subsidiary of CMP Group provides certain real estate services charged to Central Maine at cost and utility locator and construction services based on a contracted rate. These expenses amounted to $0.7 million for the quarter ended March 31, 2000.

     As of March 31, 2000, Central Maine's accounts receivable and accounts payable included the following:
                                            (Dollars in thousands)

                                      Accounts                  Accounts
                                     Receivable                  Payable

        CMP Group                     $2,004                      $5,403
        CNEX                              25                          51
        MaineCom                         215                         -
        Telesmart                         27                         121
        Union Water                      303                         393
        New England Gas                    3                         -
                                       -----                       -----
                                      $2,577                      $5,968
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

Factors that could cause actual results to differ materially include, among other matters, the results of the pending merger with Energy East, electric utility industry restructuring, including the ongoing state and federal activities that will determine Central Maine's ability to recover its stranded costs and the cost of upgrades of transmission facilities to accommodate new merchant generating plants; future economic conditions, earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which CMP Group and Central Maine operate; investments in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance and repairs of transmission and distribution facilities, unanticipated environmental cleanups and compliance with new or re-interpreted laws and regulations affecting the operation of the business.

Formation of Holding Company and Proposed Merger

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

On June 14, 1999, CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Energy East is an energy delivery, products and services holding company doing business in New York, Massachusetts, Maine, New Hampshire and New Jersey, which delivers electricity and natural gas to retail customers and provides electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

Pursuant to the merger agreement, EE Merger Corp. will merge with and into CMP Group with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. We expect the merger, which was unanimously approved by the respective boards of directors of CMP Group, Energy East and EE Merger Corp., to occur shortly after all of the conditions to the consummation of the merger, including the receipt of required regulatory approvals, are satisfied.

Under the terms of the merger agreement, each outstanding share of CMP Group common stock, $5.00 par value per share, other than any treasury shares or shares owned by Energy East or any subsidiary of CMP Group or Energy East, will be converted into the right to receive $29.50 in cash. Pursuant to the merger agreement, approximately $957 million in cash will be paid to holders of shares of CMP Group Common Stock, with additional payments being made to holders of stock options and performance shares awarded under CMP Group's performance incentive plans.

The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, Federal Communications Commission, the NRC, the Connecticut DPUC and the FERC have approved the merger. The final regulatory approval is pending from the SEC. If the SEC approval is granted, we estimate that the merger could be completed around mid-2000.

Operating Results
                           CMP
                          Group                      Central Maine
                          -----                      -------------
                                 (dollars in millions)
Net income
 Three months ended:
     March 31, 2000      $28.4        $.87/share       $33.8
     March 31, 1999       33.3       $1.03/share        37.6
                          ----                          ----
     Decrease            $(4.9)                        $(3.8)

Earnings applicable to
common stock
 Three months ended:
     March 31, 2000        N/A                         $33.2      $1.06/share
     March 31, 1999        N/A                          36.7      $1.18/share
                                                        ----
     Decrease                                         $ (3.5)

Effective March 1, 2000, Central Maine no longer sells electric energy to its residential and small business customers. Central Maine is the default energy provider for medium and large customers who choose not to select a competitive energy provider. Central Maine provides transmission and distribution services for electricity for all its customers, the rates for which are tariffed. As a result of this change, when comparing year 2000 results post March 1, to the same period in 1999, revenues and related energy costs are lower. The primary reason that operating income for the quarter ending March 2000 is $12 million lower than the same period in 1999 is due to the restructuring of services associated with the deregulation of energy services. Partially offsetting the $12 million operating income decrease is the impact of a one-time tax benefit related to the increase in the depreciation reserve of Millstone Unit 3. Unamortized investment tax credits and excess tax reserves of $4 million were flowed through to net income.

Revenues also decreased as a result of a price reduction effective March 1, 2000, that is expected to produce total-bill savings averaging 10 percent for residential and small business customers.

Service Area Kwh Sales - Central Maine's service area sales of electricity totaled approximately 2.35 billion kilowatt-hours in the first quarter of 2000, up 1.7 percent from the 2.31 billion kilowatt-hour level of a year ago, as follows:

                 Service Area Kilowatt-hour Sales (Millions of KWHs)
                             Period Ended March 31,

                                                    Three Months
                                       ---------------------------------------
                                       2000             1999          % Change
                                       ----             ----          --------

    Residential                        820.6             790.2            3.8%
    Commercial                         689.3             644.2            7.0
    Industrial                         833.4             831.0             .3
    Other                                8.8              47.4          (81.4)
                                     -------           -------
                                     2,352.1           2,312.8            1.7%
                                     =======           =======

Kilowatt-hour sales for 1999 have been adjusted to reflect a change in unbilled kwh sales to be consistent with the 2000 presentation.

The changes in service area kilowatt-hour sales reflect the following:

     Kilowatt-hour sales to residential customers increased by 3.8 percent in the first quarter of 2000 compared to 1999. The increase is attributable to customer growth. Warmer temperatures in 2000 had a negative impact on sales to the residential and commercial sectors, to slightly offset the increase.

     Commercial kilowatt-hour sales increased by 7.0 percent in the first quarter of 2000 compared to 1999. The increased sales in all sectors were due to a strong economy which resulted in an increase in nonmanufacturing jobs of 3.5 percent since February 1999. The retail and service sectors, which together comprise approximately 62 percent of commercial kwh sales, experienced 4 percent and 5.6 percent sales increases, respectively.

     Industrial kilowatt-hour sales increased by 0.3 percent in the first quarter of 2000 compared to 1999. Decreased sales to the paper industry (2.6 million kwh) were more than offset by positive sales growth (19.2 million kwh) experienced in the "other industrial" sectors. The pulp-and-paper sector of the industrial class accounts for approximately 53 percent of the industrial sales category. The primary factors contributing to the 5.1 percent increase in sectors other than pulp and paper included growth in food processing, by 20 percent, lumber and wood, by 15 percent, printing and publishing, by 20 percent, and electrical machinery, by 19 percent.

     Other service area sales decreased 81.4 percent from 1999 due to the termination of wholesale contracts as a result of the sale of Central Maine's generating assets in 1999.

Operating Expenses

Central Maine's fuel used for company generation decreased by approximately $8.7 million in the first quarter of 2000 compared to 1999 due to the sale of Central Maine's generating assets in April 1999.

Central Maine's purchased power-energy expense increased by $16 million in the first quarter of 2000, compared to 1999. The increase is due primarily to purchases from FPL and higher sales volume.

Central Maine's purchased power-capacity expense increased $5.6 million in the first quarter compared to 1999. Capacity charges from FPL were $5.9 million, and $1.4 million from the standard offer energy provider. Lower operating costs at Maine Yankee offset the increase by $1.5 million.

Central Maine's maintenance expense decreased $1.8 million for the three months ended March 31, 2000 compared to 1999. This decrease was due primarily to the asset sale. Amortization of ice storm costs of $1 million partially offset the decrease.

Central Maine's other operations expense remained flat year to year. Decreases as a result of the generation asset sale were offset by increased ISO costs, demand-side management costs, and uncollectible accounts.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $58 million for the quarter ended March 31, 2000 compared to 1999. The variance is attributable to the treatment of $75.4 million of non-provided deferred taxes on regulatory assets written off on March 1, 2000 as part of the rate case settlement. This was directly offset in other income, and had no effect on net income. Tax expense was decreased by the gross-up of carrying costs to a pre-tax rate. See Note 4, "Income Taxes."

Other Income and Expense

Equity in Earnings of Associated Companies for CMP Group decreased by $0.3 million in the first quarter of 2000 compared to 1999. Amortization of gains on sale of easements related to MEPCO increased equity earnings by $0.7 million. As part of the January 2000 rate case settlement, Central Maine deferred these gains and is amortizing them over five years. NEON, which is a 38-percent owned indirect subsidiary of MaineCom, had losses $1 million greater than first quarter last year.

Interest income increased $1.5 million due to investments from proceeds of the generation-asset sale.

Other income, net increased $4.5 million from 1999. The increase relates to amortization of the asset sale gain account of $2.5 million. The remainder of the increase is carrying costs on deferred costs associated with the 1998 ice storm, hazardous waste clean-up, and demand-side management.

Other income included $75.4 million of income associated with non-provided deferred taxes on assets written off per the rate case settlement. A corresponding charge to income tax expense resulted in no impact to net income. See Note 4, "Income Taxes," for more details.

The decrease in gain on sale of investments and properties is due primarily to the sale of transmission line right-of-way access to a gas-pipeline project in 1999.

Other Interest Expense increased by $17.8 million during the first three months of 2000 as compared to 1999. The increase was due to the recording of $13.8 million to gross-up carrying costs on the asset sale gain account to a pre-tax level with an offsetting decrease in deferred tax expense, and another $3.7 million of additional carrying costs for the quarter.

For the quarter ended March 31, 2000, Central Maine reduced preferred-stock dividends by $360 thousand as a result of an earlier redemption of 180,000 shares of 7.99% Series Preferred Stock in 1999.

Liquidity and Capital Resources

From 1995 through 1999 increases in Central Maine's retail rates were limited by Central Maine's ARP. On September 30, 1999, Central Maine submitted to the MPUC a proposed seven year rate plan ("ARP 2000") to take effect after the completion of the merger with Energy East. A price decrease took effect March 1, 2000, for most residential and small business customers. For a discussion of the proposed new rate plan and the price decrease, see Note 3, "Regulatory Matters and Electric-Utility Industry Restructuring" - "Alternative Rate Plan."

Approximately $30.8 million and $36.3 million of cash were provided during the three months ended March 31, 2000, for CMP Group and Central Maine, respectively, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $37.6 million and $28.9 million of cash were used for fluctuations in certain assets and liabilities and from other operating activities for CMP Group and Central Maine, respectively. In addition $9.6 million of incremental power costs was recovered through amortization that had been deferred at the time of the sale of generation assets.

CMP Group's investing activities utilized approximately $5.3 million of cash for the three months ended March 31, 2000. Central Maine received $16.9 million in deposits from customers relating to pending merchant plant activity. Central Maine could be required in the future to refund some or all of the customer deposits associated with merchant plant upon a decision by FERC regarding the responsibility for funding associated network upgrades. In order to accommodate existing and future loads on its electric system Central Maine is engaged in a continuing construction program. Central Maine's plans for improvements and expansions, its load forecasts and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, customer growth, the number of merchant plants constructed in Central Maine territory, and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing, and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

During the three months ended March 31, 2000, CMP Group paid dividends on common stock of $7.3 million, while preferred-stock dividends paid by Central Maine utilized $0.6 million of cash.

Central Maine's Articles of Incorporation limit certain unsecured indebtedness that may be outstanding to 20 percent of capitalization, as defined, without the consent of the holders of Central Maine's preferred stock; 20 percent of defined capitalization amounted to $124 million as of March 31, 2000. Unsecured indebtedness, as defined, amounted to $57 million as of March 31, 2000. Central Maine's $500 million medium-term note program, having received the consent of Central Maine's preferred stockholders in May 1997, is not included in "unsecured indebtedness" for purposes of the 20-percent limitation. Central Maine had $40 million of medium-term notes outstanding at March 31, 2000.

On December 31, 1999, Central Maine entered into a $75 million three-year secured revolving-credit facility with three banks, with The Bank of New York acting as administrative agent. The facility provides for LIBOR-priced and base-rate-priced loans, which are secured by a security interest in Central Maine's accounts receivable. The arrangement also requires the payment of customary fees, based in large part on Central Maine's credit ratings. The amount of Central Maine's short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. No loans were outstanding under the new facility at March 31, 2000.

On February 15, 2000, CMP Group announced that New England Business Trust, a wholly-owned indirect subsidiary, intended to sell approximately 2.5 million shares of its 6.177-million-share common-stock holding in NEON through an underwritten public offering expected to be completed during the second calendar quarter of 2000. Although the market value of NEON's common stock is substantially higher than it was at the time of NEON's 1998 initial public offering, its market value has been fluctuating and CMP Group cannot accurately estimate the amount of proceeds to be realized through the planned offering.

In August 1998, the MPUC approved Central Maine's application to purchase up to 11 million shares of its outstanding common stock over a three-year period, with a limitation of three million shares that may be repurchased prior to the closing of the sale of Central Maine's generating assets. The amount of any stock purchases and their timing by Central Maine or CMP Group will depend on the need for equity in the respective Company's capital structure, investment opportunities and other considerations.

Upon completion of the merger of CMP Group and Energy East, Central Maine intends to conform its capital structure to the 47-percent common-equity ratio required by the MPUC. This process may include repurchases of common stock by Central Maine and CMP Group and would reduce Central Maine's liquidity and increase its financing requirements.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire in 2008.

FERC Rate Case - On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant-shutdown decision that had been raised by intervenors.

During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine is recovering its Maine Yankee costs in accordance with its most recent rate order from the MPUC.

Finally, the Maine Agreement requires Central Maine and the other two Maine Utilities, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.2 million for the period. Based on the results of the two year entitlement auction already completed, the Company will not incur any liability for this provision in year 2000 and does not believe that it will incur any liability in 2001.

CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, which eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

Termination of Decommissioning Operations Contract - On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation ("Stone & Webster"), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Subsequently, Stone & Webster notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. ("Jacobs"), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate $50 million secured credit facility and other stated consideration, including cash and stock. Stone & Webster said that the credit facility was intended to enable it to address its current liquidity difficulties and continue to operate its businesses until the asset sale is consummated. In addition, Stone & Webster announced that, as a condition to the proposed transactions with Jacobs, it intended to seek bankruptcy court approval of the asset sale and credit agreement, and therefore intended to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code after it signed a definitive sale agreement with Jacobs, which it expected to occur later in May.

Maine Yankee has stated that it remains committed to the successful completion of the decommissioning project and on May 10, 2000, entered into an interim agreement with Stone & Webster for the purposes of avoiding the adverse consequences of an abrupt or inefficient demobilization from the Plant site and allowing decommissioning work to continue through June 30, 2000. During that period Maine Yankee will also continue to evaluate all available long-term alternatives for safely and efficiently completing the decommissioning project. However, we cannot predict at this time what effect the financial difficulties of Stone & Webster, the interim agreement, or any subsequent arrangement with Stone & Webster or a new general contractor will have on the cost or schedule of the decommissioning project.

Regulation

General - Central Maine and its public utility affiliates are subject to the regulatory authority of the MPUC as to retail rates, accounting, service standards, territory served, the issuance of securities maturing more than one year after the date of issuance, certification of transmission projects and various other matters. Central Maine is also subject to the jurisdiction of the FERC under the Federal Power Act for some phases of its business, including accounting, rates relating to wholesale sales and to interstate transmission and sales of energy and certain other matters.

The Maine Yankee Plant and the other nuclear generating facilities in which Central Maine has an interest are subject to regulation by the NRC. The NRC is empowered to authorize the siting, construction, operation and decommissioning of nuclear reactors after consideration of public health, safety, environmental and antitrust matters.

The United States EPA administers programs which affect Central Maine's remaining generating facilities. The EPA has broad authority in administering these programs, including the ability to require installation of pollution-control and mitigation devices. CMP Group and Central Maine are also subject to regulation by various state, local and other federal authorities with regard to land use and other environmental matters. For further discussion of environmental considerations as they affect CMP Group and Central Maine, see "Environmental Matters", below, and Note 2, "Legal and Environmental Matters." Other activities of CMP Group and Central Maine from time to time are subject to the jurisdiction of various other state and federal regulatory agencies, including the SEC with respect to the issuance of securities and related matters.

Electric-Utility Industry Restructuring

Maine Restructuring Legislation - The Maine Legislature enacted legislation in 1997 to restructure the electric utility industry in Maine effective March 1, 2000. The principal restructuring provisions of the legislation provided for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies such as Central Maine continuing to be regulated by the MPUC. By that date, investor-owned utilities were required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

The legislation also required investor-owned utilities to sell their rights to the capacity and energy from all undivested generation assets after February 29, 2000, including nuclear generation assets and the purchased-power contracts that had not previously been divested pursuant to the legislation. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its undivested generation assets and generation-related business to prospective bidders and in December 1999 contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements for a two-year period commencing March 1, 2000.

As a transmission-and-distribution utility since March 1, 2000, Central Maine is prohibited from selling electric energy to retail customers, except as may be directed by the MPUC. Any competitive electricity provider affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold with Central Maine's service territory, as determined by the MPUC. CMP Group has determined that it does not intend to create such an affiliate.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design - By order dated March 19, 1999, the MPUC completed the first phase of its proceeding contemplated by Maine's restructuring legislation to establish the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements and the design of its rates effective March 1, 2000. In its Phase I order the MPUC decided the "principles" by which it would set Central Maine's transmission-and-distribution rates, but deferred actually calculating the rates until later in the proceeding because some of the necessary information was not yet available.

With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine later in the proceeding. The restructuring statute requires the MPUC to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover those costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from Central Maine's divested generation assets to offset stranded costs.

In the area of revenue requirements, the Phase I order did not establish definitive amounts, but did contain the MPUC's conclusion that the appropriate cost of common equity for Central Maine as a transmission-and-distribution company was 10.50 percent, with a common-equity component of 47 percent. In dealing with rate design, the MPUC again limited itself primarily to establishing principles that would guide it in designing Central Maine's rates effective March 1, 2000.

On July 1, 1999, Central Maine filed its Phase II case with the MPUC. In that filing Central Maine updated certain test-year data to reflect known and measurable changes to its revenue requirement, updated its stranded cost estimate to reflect actual data from the April 1999 closing of its generation-asset sale, and proposed its rate design based on the principles enunciated in the Phase I order. Some of the information needed to establish rates was still incomplete in that filing, however, since neither the auction of the output of Central Maine's non-divested generation resources nor the bid process for "standard-offer" service (for those customers who do not select a competitive energy supplier) had been completed. In addition, several issues raised by the Phase I MPUC order remained unresolved, including, among others,
(i) whether the MPUC could require the unamortized investment tax credits and excess deferred income taxes associated with the sale of Central Maine's generation assets to be flowed through to ratepayers, and (ii) the rate treatment of the gain on the sale of Union Water's generation-related assets to FPL and employee transition costs resulting from the generation-asset sale.

In an order dated December 3, 1999, in a separate but related proceeding, the MPUC approved Central Maine's plan for the sale of the output of its non-divested generation assets. In another related proceeding, by order dated October 25, 1999, the MPUC accepted a competitive energy supplier's bid to provide standard-offer service to Central Maine's residential and small commercial customers who did not select a competitive energy supplier after March 1, 2000. In the same order the MPUC rejected all of the standard-offer bids for Central Maine's medium and large commercial and industrial customers and sought a second round of bids. In the December 3 order the MPUC rejected all of the second round of standard-offer bids for Central Maine's medium and large classes and ordered that Central Maine arrange such service for those classes.

On January 19, 2000, the MPUC issued its Phase II order determining Central Maine's revenue requirement as a transmission-and-distribution utility, effective March 1, 2000. In the order the MPUC disallowed approximately $8 million of the approximately $12 million revenue increase requested in Central Maine's Phase II filing, which had been based on certain known and measurable changes to its revenue requirement.

A negotiated settlement approved by the MPUC on January 27, 2000, resolved the major issues remaining outstanding in the final phase of the ratemaking proceeding. The settlement confirmed that the $18.2 million of unamortized investment tax credits and excess deferred income taxes related to Central Maine's generation-asset sale would flow through to shareholders pursuant to the normalization rules of the Internal Revenue Code. In addition, Central Maine agreed not to seek judicial review of an August 2, 1999 MPUC order regarding the treatment of gains from sales of easements that required Central Maine to recognize 10 percent of the gain currently with the remaining 90 percent being amortized over 5 years, effective as of the dates of the 1998 and 1999 sale transactions. Central Maine also agreed not to seek reconsideration of other cost-of-service updates in the rate case or to challenge an $4.7 million disallowance of employee transition costs, and to withdraw its appeal of the rate treatment of the gain on Union Water's generation-related assets.

The settlement also allowed Central Maine to charge off $88 million on March 1, 2000, representing its entire remaining investment in the Millstone 3 nuclear unit in Connecticut, against the regulatory Asset Sale Gain Account created in the ratemaking proceeding to recognize the above-book value realized through Central Maine's generation-asset sale. This provision reflected a recent resolution of Central Maine's arbitration and litigation claims against the lead owners of the jointly-owned Millstone 3 unit, in which Central Maine owns a 2.5-percent interest.

As part of the settlement Central Maine also agreed to a one-time earnings cap for 1999. Earnings above the cap were deferred in 1999 and will be used to offset rate increases that would otherwise be required to mitigate stranded costs and increases in operating expenses through 2001.

Finally, the rate settlement established Central Maine's rates as a transmission-and-distribution utility effective March 1, 2000. A separate order fixed the standard-offer prices for Central Maine's medium and large commercial and industrial customers at levels intended to reflect current market pricing and to avoid under-collection of Central Maine's costs.

The combined after-tax effect of the provisions of the ratemaking settlement, including the earnings cap, was to reduce CMP Group's net income for 1999 by $11 million.

Central Maine estimates that customers on its standard residential rate and small commercial customers are saving an average of nine to ten percent on their total electric bills after March 1, 2000, compared to earlier bills for the same kwh usage. Central Maine believes that its medium and large commercial and industrial customers can realize savings ranging from minimal to almost fifteen percent, with the greater savings going to customers who select a competitive energy supplier rather than taking the standard-offer service.

Expansion of Lines of Business

General - CMP Group has been expanding its business opportunities through investments that capitalize on core competencies. CMP International Consultants (d/b/a CNEX), a wholly owned subsidiary of CMP Group, provides management, planning, consulting and research and information services to foreign and domestic utilities and government agencies. TeleSmart, a wholly owned subsidiary of CMP Group, which provided accounts receivable management services for utility clients was closed by CMP Group on February 14, 2000, after a review of the subsidiary's prospects. The Union Water-Power Company, a wholly owned subsidiary of CMP Group, provides utility construction and support services (On Target division); energy efficiency performance contracting and energy use and management services (Combined Energies division); and real estate development services (UnionLand Services division).

Natural Gas Distribution - New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, holds approximately a 16 percent interest at March 31, 2000 in CMP Natural Gas, L.L.C., now called Maine Natural Gas, L.L.C. ("Maine Natural Gas"). Maine Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East, and is subject to regulation as a public utility by the MPUC. Maine Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

Maine Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, Maine Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for Maine Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. Maine Natural Gas expects to commence service to the plant in the summer of 2000, after construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. On December 13, 1999, the MPUC authorized Maine Natural Gas to provide service to the Calpine plant, as well as the unserved areas in the town of Gorham, and on February 18, 2000, the MPUC approved an affiliated-interest transaction allowing Maine Natural Gas to construct the pipeline on Central Maine's transmission corridor.

If the merger of CMP Group and Energy East is completed, Maine Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. During 1999 Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut and one in western Massachusetts, subject to closing conditions, including shareholder votes and regulatory approvals. One of the Connecticut acquisitions was completed in February 2000. The other two transactions are awaiting SEC approval.

Telecommunications Investment - MaineCom Services, which is wholly owned by CMP Group, provides telecommunications services, including point-to-point connections, private networking, consulting, private voice and data transport, carrier services, and long-haul transport. MaineCom Services also holds, through wholly owned New England Business Trust, an approximately 38-percent interest in NorthEast Optic Network, Inc. ("NEON"), a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city, and interstate facilities. NEON owns and operates and is expanding a fiber optic network in New England and New York, utilizing primarily electric utility rights of way, including some of Central Maine's and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder.

On November 23, 1999, NEON announced two major agreements, one with Consolidated Edison Communications, Inc. ("CEC"), a wholly owned subsidiary of Consolidated Edison, Inc., and the other with Excelon, a wholly owned subsidiary of PECO Energy, Inc. The agreements effectively expanded the reach of the network to include the Philadelphia, Baltimore and Washington, D.C., areas. As the agreements are implemented, CEC will obtain an approximately ten-percent interest in NEON and Excelon an interest of approximately nine percent.

In August 1998 NEON completed initial public offerings of $48 million of common stock and $180 million of senior notes. As part of the common-stock offering Central Maine sold some of the shares it then owned in NEON for approximately $3.1 million. With some of the proceeds of the offerings NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement.

On February 15, 2000, CMP Group announced that New England Business Trust, a wholly-owned indirect subsidiary, intended to sell approximately 2.5 million shares of its 6.177-million-share common-stock holding in NEON through an underwritten public offering expected to be completed during the second calendar quarter of 2000. Although the market value of NEON's common stock is substantially higher than it was at the time of NEON's 1998 initial public offering, its market value has been fluctuating and CMP Group cannot accurately estimate the amount of proceeds to be realized through the planned offering.

CMP Group believes that although NEON operated at a loss in 1999 and in the first quarter of 2000, there is a need for the fiber optic network it is constructing in the northeastern United States. CMP Group, however, cannot predict the future results of NEON's operations.

Environmental Matters

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, noise and aesthetics, solid and hazardous waste and other environmental matters. Compliance with these laws and regulations impacts the manner and cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. In the past, these environmental regulations most significantly affected Central Maine's electric power generating facilities, which were sold to FPL Group in April 1999, as discussed above. In addition, Central Maine is subject to environmental proceedings under federal and state hazardous substance and hazardous waste regulations (such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA") and similar state statutes). Central Maine estimates that its capital expenditures for improvements needed to comply with environmental laws and regulations were approximately $9.9 million for the five years from 1995 through 1999.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

CMP Group is exposed to interest rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. As of March 31, 2000, Central Maine had $40 million of medium-term notes outstanding, $10 million of which bear floating, LIBOR-based rates.

                                Variable Long Term              Fixed Long Term
                                ------------------              ---------------
                                            (dollars in thousands)

Weighted Average Rates                9.19%                          7.22%

Balance at March 31, 2000            $34,854                       $165,575

Maturity Period                    2000 - 2019                    2000 - 2021

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Regulatory Matters - For a discussion of certain significant regulatory matters affecting CMP Group and Central Maine, including those related to the proposed merger with Energy East, and an MPUC proceeding that determined Central Maine's stranded costs, revenue requirements and related matters, see Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations of CMP Group ad Central Maine Power Company," "Formation of Holding Company and Proposed Merger," and "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," which are incorporated herein by reference.

Maine Yankee - For a discussion of the termination by Maine Yankee of its decommissioning operations contract with Stone & Webster and related matters, see Item 2 of Part I, "Management's Discussion and Analysis of Financial
Condition and Results of Operations of CMP Group and Central Maine Power Company," - "Permanent Shutdown of Maine Yankee Plant," - "Termination of Decommissioning Operations Contract."

Arbitration Claim - For a discussion of an arbitration claim by the minority owners of the Wyman Unit No. 4 generating unit against Central Maine seeking a share of the proceeds from Central Maine's generating-asset sale, see Note 2, "Commitments and Contingencies" - "Wyman No. 4 Arbitration," which is incorporated herein by reference.

Environmental  Matters  -  For  a  discussion  of  administrative  and  judicial proceedings concerning cleanup of hazardous waste sites, see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. through Item 4. Not applicable

Item 5. Other Information.

Change in Annual Meeting Date and Deadline for Shareholder Proposals - On February 17, 2000, CMP Group announced a change in its annual shareholders meeting date from May 18, 2000, to October 31, 2000.

For a shareholder proposal to be considered for inclusion in the proxy statement and form of proxy for the 2000 annual meeting of shareholders of CMP Group, it must be received by Anne M. Pare, Secretary, CMP Group, Inc., 83 Edison Drive, Augusta, Maine 04336, on or before May 22, 2000.

Under the articles of incorporation of CMP Group, a shareholder who wishes to nominate a candidate for election to the board of directors of CMP Group at the 2000 annual meeting of shareholders of CMP Group or bring any matter before that meeting (other than matters included in CMP Group's proxy materials) must submit the nomination or the matter to the Secretary of CMP Group no earlier than August 2, 2000 and no later than September 1, 2000. The notice must also meet other requirements set forth in the articles of incorporation.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits. None.
(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of 2000 and thereafter to date:

Date of Report                                    Items Reported

January 27, 2000                                      Item 5

CMP Group and Central Maine reported that on January 27, 2000, CMP Group had issued a release reporting on (a) its 1999 operating results and a related January 27, 2000, settlement of an MPUC regulatory proceeding involving several Central Maine ratemaking issues, and (b) progress in obtaining regulatory approvals for its planned merger with Energy East, and quoted relevant parts of the release..

Date of Report                                    Items Reported

February 17, 2000                                     Item 5

CMP Group reported that on February 17, 2000, it had issued a release announcing a change in its annual meeting date from May 18, 2000, to October 31, 2000, and quoted the release.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their respective behalfs by the undersigned thereunto duly authorized.

                                 CMP GROUP, INC.



Date:  May 15, 2000          By  /s/ Arthur W. Adelberg
      ---------------            ----------------------------------------------
                                 Arthur W. Adelberg, Executive Vice President
                                 and Chief Financial Officer (Principal
                                 Financial Officer and duly authorized officer)



                                 CENTRAL MAINE POWER COMPANY

Date:  May 15, 2000          By  /s/ Michael W. Caron
      ---------------            ----------------------------------------------
                                 Michael W. Caron, Comptroller (Chief
                                 Accounting Officer and duly authorized officer)