Form 10-K/A
period 1999-12-31
CENTRAL MAINE POWER CO
filed 2000-06-30
CIK 18675

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


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto.

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