Form 10-Q
period 2000-09-30
CENTRAL MAINE POWER CO
filed 2000-11-09
CIK 18675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   September 30, 2000
                                                 ------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              ----------    ----------

Commission      Registrant, State of Incorporation,          I.R.S. Employer
File Number        Address, and Telephone Number           Identification No.
-----------     -----------------------------------        ------------------


   1-5139           CENTRAL MAINE POWER COMPANY              01-0042740
              83 Edison Drive, Augusta, Maine  04336
                          (207) 623-3521

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes X No ___

As of November 3, 2000,  the number of shares of Common  Stock  outstanding  was
31,211,471,   all  held  by  CMP  Group,  Inc.,  a  subsidiary  of  Energy  East
Corporation.

                                Table of Contents

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information                                            1

Item 1 - Consolidated Financial Statements                                1

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       7

          (a)   Liquidity and Capital Resources                           7

          (b)   Results of Operations                                    11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk      13

Part II.  Other Information                                              14

Item 1 - Legal Proceedings                                               14

Item 6 - Exhibits and Reports on Form 8-K                                14

Signatures                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                                                 Predecessor
                                                                                        -----------------------------
                                                                        Period From      Period From
                                                                        Acquisition     July 1, 2000     Three Months
                                                                          Date to          Through          Ended
                                                                       September 30,     Acquisition    September 30,
                                                                           2000             Date            1999
                                                                       -------------     ------------   -------------
Revenues
     Electric operating revenues                                             $64,865        $155,031         $238,887
     Other revenues                                                               55              90             (408)
                                                                              ------         -------          -------
        Total Revenues                                                        64,920         155,121          238,479
                                                                              ------         -------          -------

Operating Expenses
     Fuel used for company generation                                             87             179              281
     Purchased power
        Energy                                                                26,288          79,334          107,667
        Other (capacity)                                                       8,280          14,712           28,766
     Other operation                                                          14,175          44,723           48,251
     Maintenance                                                               2,478           6,318            7,096
     Depreciation and amortization                                             3,435           5,168           11,706
     Taxes other than income taxes                                             1,725           3,052            5,021
                                                                              ------         -------          -------
        Total Operating Expenses                                              56,468         153,486          208,788
                                                                              ------         -------          -------

Operating Income (Loss)                                                        8,452           1,635           29,691
                                                                              ------         -------          -------

Other Income (Expense)
     Equity in earnings of associated companies                                  905             436              368
     Allowance for equity funds used during construction                          25              61              172
     Interest income                                                             395           2,505            4,197
     Recovery of non provided deferred income taxes on asset sale                274             781                -
     Other, net                                                                  (47)           (571)            (187)
     Minority interest in consolidated net income                                (38)            (48)              (6)
     Gain on sale of investments and properties                                   (1)             -                27
                                                                              ------         --------         -------
        Total Other Income (Expense)                                           1,513           3,164            4,571
                                                                              ------         --------         -------

Interest Charges
     Long-term debt                                                            1,715           2,753            4,324
     Other interest                                                              520           1,371            7,250
     Allowance for borrowed funds used during construction                        (6)            (13)             (46)
                                                                              ------         -------          -------
        Total Interest Charges                                                 2,229           4,111           11,528
                                                                              ------         -------          -------

Income Before Income Taxes                                                     7,736             688           22,734
     Income taxes                                                              3,430            (965)           9,806
                                                                              ------         -------          -------
Net Income                                                                     4,306           1,653           12,928
     Dividends on Preferred Stock                                                186             372              918
                                                                              ------         -------          -------
Earnings Applicable to Common  Stock                                         $ 4,120        $  1,281         $ 12,010
                                                                              ======         =======          =======

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                    31,211,471      31,211,471       31,211,471

Earnings Per Share Of Common Stock - Basic and Diluted                          $.13            $.04             $.38

The accompanying notes are an integral part of these financial statements.


                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                                                Predecessor
                                                                                        -----------------------------
                                                                        Period From      Period From
                                                                        Acquisition      January 1,      Nine Months
                                                                          Date to       2000 Through        Ended
                                                                       September 30,     Acquisition    September 30,
                                                                           2000             Date            1999
                                                                       -------------    -------------   -------------
Revenues
     Electric operating revenues                                             $64,865        $613,041         $724,194
     Other revenues                                                               55             434              702
                                                                              ------         -------          -------
        Total Revenues                                                        64,920         613,475          724,896
                                                                              ------         -------          -------

Operating Expenses
     Fuel used for company generation                                             87             728           10,488
     Purchased power
        Energy                                                                26,288         278,577          290,984
        Other (capacity)                                                       8,280          71,807           82,754
     Other operation                                                          14,175         151,245          151,618
     Maintenance                                                               2,478          24,468           23,135
     Depreciation and amortization                                             3,435          23,661           37,912
     Taxes other than income taxes                                             1,725          12,961           17,117
                                                                              ------         -------          -------
        Total Operating Expenses                                              56,468         563,447          614,008
                                                                              ------         -------          -------

Operating Income                                                               8,452          50,028          110,888
                                                                              ------         -------          -------

Other Income (Expense)
     Equity in earnings of associated companies                                  905           2,816            4,051
     Allowance for equity funds used during construction                          25             391              479
     Interest income                                                             395           6,532           12,440
     Recovery of non provided deferred income taxes on asset sale                274          75,421                -
     Other, net                                                                  (47)          3,245           (1,631)
     Minority interest in consolidated net income                                (38)           (172)            (700)
     Gain on sale of investments and properties                                   (1)            223            7,061
                                                                              ------         -------          -------
        Total Other Income (Expense)                                           1,513          88,456           21,700
                                                                              ------         -------          -------

Interest Charges
     Long-term debt                                                            1,715           9,534           22,362
     Other interest                                                              520          21,616           20,416
     Allowance for borrowed funds used during construction                        (6)            (78)            (260)
                                                                              ------         -------          -------
        Total Interest Charges                                                 2,229          31,072           42,518
                                                                              ------         -------          -------

Income Before Income Taxes                                                     7,736         107,412           90,070
     Income taxes                                                              3,430          77,534           36,241
                                                                              ------         -------          -------
Net Income                                                                     4,306          29,878           53,829
     Dividends on Preferred Stock                                                186           1,490            2,756
                                                                              ------         -------          -------
Earnings Applicable to Common Stock                                          $ 4,120        $ 28,388         $ 51,073
                                                                              ======         =======          =======

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                    31,211,471      31,211,471       31,211,471

Earnings Per Share Of Common Stock (Basic and Diluted)                          $.13            $.91            $1.64

The accompanying notes are an integral part of these financial statements


                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                   Predecessor
                                                                                                ----------------
                                                                               September 30,        December 31,
                                                                                   2000                 1999
                                                                               -------------    ----------------
Assets
    Current Assets
       Cash                                                                      $      699           $      862
       Special deposits                                                                   1                    1
       Temporary investments                                                          7,000              112,010
       Accounts receivable, net                                                     114,486              157,210
       Prepaid income taxes                                                          11,499                1,248
       Fuel                                                                               -                  177
       Materials and supplies                                                         9,778                9,927
       Accumulated deferred income taxes                                              3,689                5,486
       Prepayments and other current assets                                          10,184                7,159
                                                                                  ---------            ---------
          Total Current Assets                                                      157,336              294,080

Utility Plant, at Original Cost
    Electric                                                                      1,376,469            1,337,088
    Less Accumulated depreciation                                                   565,039              550,990
                                                                                  ---------            ---------
      Net Utility Plant in Service                                                  811,430              786,098
    Construction work in progress                                                    19,323               32,357
                                                                                  ---------            ---------
          Total Utility Plant                                                       830,753              818,455

    Other Property                                                                    6,530                7,362
    Investments in Associated Companies, at equity                                   35,545               38,236

Regulatory and Other Assets
    Unamortized investment in abandoned projects, net                                     -               73,052
    Unfunded future federal income taxes                                             81,389              144,430
    Unamortized loss on debt reacquisition                                           12,516               13,758
    Purchase power contracts                                                        240,868              270,311
    Demand-side management program costs                                             11,177               23,583
    Environmental remediation costs                                                   8,488                9,828
    Other                                                                           121,714              231,328
                                                                                  ---------            ---------
          Total Regulatory Assets                                                   476,152              766,290

    Goodwill, net                                                                   307,117                    -
    Prepaid pension benefit                                                          31,979                    -
    Other                                                                            18,663               22,334
                                                                                  ---------            ---------
          Total Other Assets                                                        357,759               22,334

          Total Regulatory and Other Assets                                         833,911              788,624
                                                                                  ---------            ---------

Total Assets                                                                     $1,864,075           $1,946,757
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


                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                     Predecessor
                                                                                                    -------------
                                                                                September 30,        December 31,
                                                                                    2000                1999
                                                                                -------------        ------------
Liabilities
    Current Liabilities
       Current portion of long-term debt                                          $   30,556          $   70,754
       Notes payable                                                                       -               1,183
       Accounts payable and accrued liabilities                                       62,579             107,712
       Interest accrued                                                                3,537               2,679
       Other                                                                          58,240              15,045
                                                                                   ---------           ---------
          Total Current Liabilities                                                  154,912             197,373

    Regulatory and Other Liabilities
    Regulatory Liabilities
       Deferred income taxes                                                          16,955              22,267
       Deferred income taxes, unfunded future
        federal income taxes                                                          33,243              58,934
       Asset sale deferred gain                                                      238,176             536,368
       Other                                                                         108,874              41,052
                                                                                   ---------           ---------
          Total Regulatory Liabilities                                               397,248             658,621

    Other Liabilities
       Deferred income taxes                                                          17,210               2,002
       Purchased power contract                                                      240,868             270,311
       Other Postretirement benefits                                                  69,299              62,032
       Environmental remediation costs                                                 3,587               2,698
       Other                                                                          95,467              76,378
                                                                                   ---------           ---------
          Total Other Liabilities                                                    426,431             413,421

       Long-Term Debt                                                                253,013             120,186
                                                                                   ---------           ---------
          Total Liabilities                                                        1,231,604           1,389,601

    Redeemable Preferred Stock                                                           910                 910

    Capitalization
       Common stock                                                                  162,213             162,213
       Other paid in capital                                                         452,038             280,450
       Other paid in capital preferred stock                                          (3,552)             (3,742)
       Reacquired capital stock                                                      (19,000)            (19,000)
       Retained earnings                                                               4,291             100,754
       Preferred stock                                                                35,571              35,571
                                                                                   ---------           ---------
          Total Stockholders' Equity                                                 631,561             556,246

Total Liabilities and Stockholders' Equity                                        $1,864,075          $1,946,757
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


                  Central Maine Power Company and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                               Predecessor
                                                                                       ---------------------------
                                                                       Period From     Period From
                                                                       Acquisition     January 1,     Nine Months
                                                                         Date to      2000 Through       Ended
                                                                      September 30,    Acquisition   September 30,
                                                                          2000            Date           1999
                                                                      ------------    ------------   -------------
Operating Activities
    Net income                                                           $  4,306        $ 29,878       $ 53,829

Adjustments to reconcile net income to net cash provided by
operating activities
    Depreciation                                                            2,933          22,594         29,697
    Amortization                                                              763           7,528         29,558
    FIT & ITC deferred, net                                                 1,500         (10,125)        (8,310)
    Allowance for equity funds used during construction                       (25)           (391)          (479)

    Accounts receivable                                                        82          28,987         21,340
    Inventory                                                                 (78)            404            727
    Prepayments and other current assets                                   (2,411)         (1,567)        (3,032)
    Accounts payable and accrued liabilities                              (29,084)          3,471        (12,705)
    Taxes accrued                                                           2,023         (12,275)         7,807
    Interest Accrued                                                          (53)            913         (5,322)
    Other, net                                                             (2,658)          7,164        (10,666)
                                                                          -------         -------        -------
          Net cash provided by (used in) operating activities             (22,702)         76,581        102,444
                                                                          -------         -------        -------

Investing Activities
    Utility plant additions, net                                           (4,552)        (58,366)       (41,043)
    Contributions in aid of construction                                      930          35,082              -
    Central Maine sale of assets                                                -               -        850,987
    Tax payments related to sale of assets                                      -               -       (234,409)
    Selling expense for sale of generation assets                               -               -        (17,778)
    Other property and investments                                              -               -          7,813
                                                                          -------         -------        -------
          Net cash provided by (used in) investing activities              (3,622)        (23,284)       565,570
                                                                          -------         -------        -------

Financing Activities
    Repayments of preferred stock
     and first mortgage bonds, net of premiums                                  -               -       (118,717)
    Long-term notes, net                                                   29,763          63,040       (334,668)
    Dividends:
       Common stock                                                      (190,000)        (33,724)       (29,506)
       Preferred stock                                                        -            (1,225)        (1,837)
                                                                          -------         -------        -------
          Net cash provided (used) by financing activities               (160,237)         28,091       (484,728)
                                                                          -------         -------        -------

Net increase (decrease) in cash and temporary investments                (186,561)         81,388        183,286
Cash and temporary investments, beginning of period                       194,260         112,872         22,628
                                                                          -------         -------        -------
Cash and temporary investments, end of period                            $  7,699        $194,260       $205,914
                                                                          =======         =======        =======

Cash paid during the year for:
       Interest, net of amounts capitalized                              $  2,099        $ 10,316       $ 32,648
       Income taxes                                                      $     50        $ 24,552       $273,700

The accompanying notes are an integral part of these financial statements


-------------------------------------

Note 1. Unaudited Consolidated Financial Statements
---------------------------------------------------

The accompanying unaudited consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of Central Maine Power Company's (the "Company") consolidated results for the interim periods.

The Company's consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. All non-utility operating transactions are included in other revenues and operating expenses in the Company's Consolidated Statement of Income.

All of the common stock of the Company is owned by CMP Group, Inc. ("CMP Group"), which was organized effective September 1, 1998. Effective September 1, 2000 CMP Group, became a wholly owned subsidiary of Energy East Corporation. The acquisition by Energy East Corporation was accounted for as a purchase transaction and purchase accounting adjustments, including goodwill, have been reflected in the financial statements of the Company and its subsidiaries for the periods subsequent to September 1, 2000. The financial statements for the Company for the periods prior to September 1, 2000 were prepared using the Company's historical basis of accounting and are designated as "predecessor". The comparability of operating results for the predecessor and the periods encompassing push-down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years.

The fair value of assets and liabilities of the Company is considered to be equivalent to the historical basis of accounting, and accordingly, no adjustment has been made to the carrying value. The excess consideration paid by Energy East Corporation attributable to the Company at the merger date was approximately $308 million and is reflected as goodwill in the Company's balance sheet at September 30, 2000. The process of determining fair value of assets and liabilities at the merger date is continuing, and the final results await the resolution of income tax and other contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of the Company as of September 1, 2000 as a result of applying push-down accounting.

                                                           Purchase Accounting
                                                                Adjustments
                                                          (Dollars in Thousands)
                                                           --------------------
          Investments                                           $31,943
          Goodwill                                              307,720
          Regulatory assets                                      29,043
          Other assets                                            1,552
                                                                -------
          Total Assets                                         $370,258
                                                                =======

          Current liabilities                                   $27,451
          Long-term debt
          Deferred income taxes                                (17,404)
          Pension and other postretirement benefits               6,825
          Regulatory liabilities                                 80,068
          Other liabilities                                       6,805
          Common stock investment                               266,513
                                                                -------
          Total Liabilities & Common Stock Investment          $370,258
                                                                =======

Reclassification - Certain amounts from prior years' financial statements have been reclassified to conform to the current year's presentation.

Impact of New Accounting  Standards - The Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in June 1999, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, in June 2000. Statement No. 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement No. 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value. Statement No. 137 delayed for one year the effective date for implementing Statement No. 133, to fiscal years beginning after June 15, 2000. Statement No. 138 provided guidance on how to interpret sections of Statement No. 133.

The Company will adopt Statement No. 133 as of January 1, 2001. If Statement No. 133 were adopted on October 1, 2000, the estimated transition adjustment as of September 30, 2000 would be zero and the effect on earnings would be zero.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

(a) Liquidity and Capital Resources

Rate Matters
------------

Maine Yankee Shutdown - See the Company's Form 10-Q for the quarter ended June 30, 2000, Item 2, Commitment and Contingencies, FERC Rate Case.

In September 2000, the Maine Public Utilities Commission ("MPUC") staff advised the Company that it could not use the two-year entitlement auction price to satisfy the replacement power test required as part of the settlement of Maine Yankee for 2001. If the Company is required to use a current wholesale market index for energy purchases as a benchmark for the replacement power test, the Company would be liable for the entire $31.2 million for the 2001 test and expects it would remain above the threshold replacement power tests based on current and projected energy prices for the years 2002 through 2004. The Company will continue its efforts to mitigate this liability. The liability of $31.2 million was recognized in the purchase accounting entries associated with the merger with Energy East with an offset to Goodwill and Deferred Income Taxes.

Termination of Decommissioning Operations Contract - See the Company's Form 10Q for the quarter ended June 30, 2000, Item 2, Commitments and Contingencies - Termination of Decommissioning Operations Contract.

On June 30, 2000, Federal Insurance Company ("Federal"), which provided performance and payment bonds in the amount of approximately $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgment against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint, which seeks a declaration that Federal has no obligation to pay Maine Yankee under the bonds, alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee has filed both a counterclaim against Federal in the District Court seeking recovery up to the penalty amounts of the bonds and a proof of claim against Stone & Webster in the Bankruptcy Court seeking recovery of all additional costs resulting from the termination of the Stone & Webster contract. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

Maine Yankee is evaluating all available long-term alternatives for safely and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. Maine Yankee expects to complete its review of proposals from prospective successor contractors and select a new contractor, if that is the alternative chosen, by the end of the year. However, we cannot predict at this point what effect the financial difficulties of Stone & Webster and the termination of its decommissioning operations contract with Maine Yankee will have on the cost or schedule of the decommissioning project.

Alternative Rate Plan - See the Company's Form 10-Q for the quarter ended June 30, 2000, Item 3, Regulatory Matters and Electric-Utility Restructuring, MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design.

On September 18, 2000, the MPUC voted to approve the Company's revised Alternative Rate Plan (ARP 2000). ARP 2000 provides the vehicle for the Company and Energy East to share merger synergies with the Company's customers. Merger synergies have been estimated to be $25-$30 million per year.

ARP 2000 applies only to the Company's State jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission prices. Recovery of stranded costs, primarily over-market non-utility generator contracts, has been provided for under Maine's restructuring law. Transmission prices are subject to regulation by the FERC and are expected to change each July. ARP 2000 is effective January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007.

Price changes will be calculated by taking the prior year's inflation rate as determined by the gross domestic product ("GDP") price index and subtracting a "productivity offset." The productivity offset for the years of the plan vary between 2.0 percent in 2002 and 2.9 percent in 2007. The productivity offset for 2001 will be equal to the GDP price index. In addition, certain expiring amortizations will flow through to customers via the annual price adjustments.

Mandated costs outside of the Company's control that exceed $150,000 individually and exceed $3 million in aggregate in any calendar year will be recovered through the annual price adjustment. Mandated costs include nonrecurring events such as storms, floods and labor disturbances, and recurring costs that result from accounting, federal or state legislative, regulatory or tax changes.

The Company is required to meet certain standards of service quality and reliability. These standards include: 1) customer average interruption duration,
2) system average interruption, 3) MPUC complaint ratio, 4) percentage of business calls answered, 5) percentage of outage calls answered, 6) new service installations, 7) call center service quality, and 8) market responsiveness. Price changes could be reduced by as much as $3.6 million annually if all are not met.

Beginning in July 2002, the price change will include 50 percent of any revenue deficiency should the Company's return on equity fall below 5.2 percent in the prior calendar year. There is no earnings cap during the term of ARP 2000, which will give the Company the opportunity to utilize synergies to offset goodwill amortization during the term of ARP 2000.

The Company filed and, on September 28, 2000 FERC approved, new transmission rates that were effective September 1, 2000. The new transmission rates increase revenue requirements by approximately $10 million, with approximately $5 million of the proposed increase associated with the incremental costs of transmission congestion in New England. These federally mandated charges include the costs of upgrading transmission circuits to accommodate merchant power plants, and are being assessed on all New England utilities. The remainder of the rate increase reflects updated transmission costs based on 1999 activity versus the 1996 test period used previously. FERC also approved a deferral mechanism for the difference between network congestion costs incurred since March 1, 2000, and the amount included in the rates. The deferrals will be recorded as imputed revenues with an offset to a regulatory asset. In September the Company recorded $6.2 million in such revenues. The regulatory asset will be reduced in future periods in the next tariff year, when the costs will be reflected in the tariff charges.

Sale of Generation Assets - See the Company's Form 10-Q for the quarter ended June 30, 2000, Item 3, Regulatory Matters and Electric-Utility Restructuring, Sale of Generation Assets.

On August 7, 2000, the owners of Millstone Unit 3, including Central Maine Power Company, entered into agreements to sell the unit with the other two Millstone units, to Dominion Resources, Inc., in an auction of those units supervised by the Connecticut DPUC. Completion of the sale, which is expected in 2001 after regulatory approvals are obtained and other customary closing conditions are satisfied, will have no significant effect on the Company, since the sale was anticipated in the terms of the settlement of the Company's Millstone-related arbitration and litigation claims against Northeast Utilities and its affiliates.

Investing and Financing Activities
----------------------------------

Approximately  $59.0  million of cash was provided  during the nine months ended
September  30,  2000,  from  net  income  before   non-cash   items,   primarily
depreciation, amortization and deferred income taxes.

The Company received $36.0 million in deposits from customers primarily for construction expenditures associated with anticipated merchant generating plant activity. On June 28, 2000 FERC issued an order regarding the funding responsibility for transmission network upgrades to accommodate the direct interconnection with new merchant plants. The Company has required the merchant plant developers to fund all interconnection and network upgrades in advance. Based on FERC's latest ruling, certain generation projects entered into prior to October 29, 1998 would require a 50 percent sharing of interconnection and upgrade costs between the developer and the utility. Certain generation projects entered into after October 29, 1998 but before June 22, 1999 would limit the utility's funding responsibility to a maximum of $2 million based on at least $5 million in total interconnection and upgrade costs. In all other cases the developer would be responsible for 100 percent of the interconnection and upgrade costs. Based on this ruling, the Company will have to refund to developers between $18 to $30 million over the next two years. Any amounts refunded to developers will be capitalized on the Company's books and recovered through the regional or local open access tariff, as appropriate.

The Company is also engaged in a continuing construction program to accommodate existing and future load on its electric system. The Company's plans for improvements and expansions, its load forecasts and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, customer growth, the number of merchant plants constructed in the Company's territory, and general business conditions. The ultimate nature regarding the timing and amount of financing for the Company's total construction programs, including refinancing and energy-management capital requirements, will be determined in light of market conditions, earnings and other relevant factors.

As a result of the merger on September 1, retained earnings of the Company were reset to zero and moved to other paid-in capital as required by Generally Accepted Accounting Principles. On September 5, 2000, the Company's Board of Directors declared and paid a liquidating dividend amounting to $190 million, reducing other paid-in capital. This rebalancing of the capital structure aligns the Company's capital structure with that assumed by the MPUC in establishing the Company's current tariff charges and was facilitated with the proceeds from the Company's sale of generation assets in 1999.

As of September 30, 2000, the Company had $30 million in loans that were outstanding under its revolving credit facility.

Forward-Looking Statements
--------------------------

This Form 10-Q contains certain forward-looking statements that are based on management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," "anticipate," or similar expressions are intended to identify such forward-looking statements.

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; the company's ability to compete in the rapidly changing and increasingly competitive electricity utility markets; its ability to control non-utility generator and other costs; changes in fuel supply cost and the success of its strategies to satisfy its power requirements; its ability to expand its products and services, including its energy infrastructure in Maine; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer outages; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

(b) Results of Operations

Effective September 1, 2000 CMP Group became a wholly owned subsidiary of Energy East Corporation. The acquisition by Energy East Corporation was accounted for as a purchase transaction and purchase accounting adjustments, including goodwill, have been reflected in the financial statements of the Company for the periods subsequent to September 1, 2000. The financial statements for Central Maine Power Company for the periods prior to September 1, 2000 were prepared using the Company's historical basis of accounting and are designated as "predecessor". The comparability of operating results for the predecessor and the periods encompassing push-down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

                                            Three Months Ended September 30,
                                         ------------------------------------
                                         2000             1999         Change
                                         ----             ----         ------

                                          (Thousands, except per share amounts)

Operating Income                        $10,087         $29,691         (66%)

Net Income                                5,959          12,928         (54%)

Earnings Applicable to Common Stock       5,401          12,010         (55%)

Average Common Shares Outstanding        31,211          31,211           0

Earnings Per Share, basic and diluted      .17             .38          (55%)

Net income decreased $7.0 million between the quarter ended September 2000 and the same period in 1999 due to one-time merger related costs and ongoing restructuring impacts. The third quarter year 2000 results include a nonrecurring charge associated with merger related costs that reduced net income for the quarter by approximately $3.7 million. Net income was also impacted negatively by approximately $3.7 million due to the elimination of contributions from the generation portion of the business which was sold in 1999. The third quarter also included a $1.1 million increase in net income due to a September 2000 FERC decision allowing reconciliation of congestion costs incurred after March 1, 2000.

                                            Nine Months Ended September 30,
                                           -------------------------------
                                           2000          1999        Change
                                           ----          ----        ------

                                        (Thousands, except per share amounts)

Operating Income                         $58,480       $110,888        (47%)

Net Income                                34,184         53,829        (36%)

Earnings Applicable to Common Stock       32,508         51,073        (36%)

Average Common Shares Outstanding         31,211         31,211          -

Earnings Per Share, basic and diluted       1.04           1.64        (37%)

Net income for the nine months ended September 30, 2000 is $19.6 million lower than the same period in 1999. One major reason for this decrease is the elimination of the contribution associated with the generation portion of the business that was reflected in the Company's restructured revenue requirement effective March 1, 2000. This accounted for approximately an $8.8 million decrease in net income for the year 2000 period compared to 1999. A second major reason is that the year 2000 period included nonrecurring merger related costs that reduced net income by approximately $3.7 million compared to 1999. Network congestion costs exceeded revenues for the period reducing net income by $1.7 million. On a going forward basis congestion costs will not cause any variation in net income due to a September 2000 FERC order that permits an imputation of revenues to match congestion costs incurred until the costs can be included in tariff rates. Also, approximately $4.0 million of the decrease in net income is associated with the one-time sale of right of way easements in 1999.

Operating Revenues, Expenses and Associated Volumes

                                    Three Months Ended September 30,
                                    --------------------------------
                                              (Thousands)

                                2000              1999             Change
                                ----              ----             ------
        Retail Deliveries
            Megawatt-hours      2,403.9           2,420.9            (1)%

        Operating Revenues     $220,041          $238,479            (8)%

        Operating Expenses     $209,954          $208,788             1%

Effective March 1, 2000, the revenue requirement was lowered to reflect the elimination of generation assets, resulting in a $18.4 million decrease in operating revenues as compared to 1999. Operating expenses have increased $1.2 million due to a nonrecurring merger charge of $6.2 million and a $5.5 million expense related to ISO and congestion uplift charges. These increases were partially offset by decreases in operating expenses associated with the sale of generation assets and termination of some NUG contract costs.

                                      Nine Months Ended September 30,
                                      -------------------------------
                                                (Thousands)

                                   2000              1999             Change
                                   ----              ----             ------
        Retail Deliveries
            Megawatt-hours        7,072.3           6,892.5             3%

        Operating Revenues       $678,395          $724,896            (6)%

        Operating Expenses       $619,915          $614,008             1%

As stated above, the decrease in revenue requirement has contributed to $46.5 million less in revenues than 1999. Overall expenses for 2000 have been lower due to the sale of generation assets, but the one time charges mentioned above have contributed to an increase of $5.9 million in operating expenses year to date as compared to 1999.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company is exposed to interest rate risk through the use of variable-rate debt as a source of capital. As of September 30, 2000, the Company had $135 million of medium-term notes outstanding, $10 million of which bear floating, LIBOR-based rates, and $30 million in loans outstanding under its revolving credit facility and $22.5 million in capital lease obligations which have variable interest rates.

                                                      Variable Long Term
                                                      ------------------
                                                    (dollars in thousands)

              Weighted Average Rates                          9.19%

              Balance at September 30, 2000                 $62,516

              Maturity Period                             2001 - 2019

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Maine Yankee - For a discussion of the termination by Maine Yankee of its decommissioning operations contract with Stone & Webster and related litigation, see Note 2 "Rate Matters - Maine Yankee Shutdown" and "Termination of Decommissioning Operations Contract," which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits. None.
(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTRAL MAINE POWER COMPANY



Date:  November 9, 2000         By  /s/ Michael W. Caron
                                    -------------------------------------------
                                    Michael W. Caron, Comptroller (Chief
                                    Accounting Officer and duly authorized
                                    officer)