Form 10-K
period 2000-12-31
CENTRAL MAINE POWER CO
filed 2001-03-26
CIK 18675

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2000

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File number 1-5139

CENTRAL MAINE POWER COMPANY
(Exact name of Registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization) 83 Edison Drive, Augusta, Maine (Address of principal executive offices)	01-0042740 (IRS Employer Identification No.) 04336 (Zip Code)

Registrants telephone number, including area code: (207) 623-3521

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class 6% Preferred Stock, $100 Par Value Dividend Series Preferred Stock, $100 Par Value 3.50% Series 4.60% Series 4.75% Series 5.25% Series	Name of each exchange on which registered - - - - - -

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                              Yes  X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

The number of shares of common stock (par value $5 per share) outstanding as of March 15, 2000 was 31,211,471 shares. All shares are owned by CMP Group, Inc.

CENTRAL MAINE POWER COMPANY

TABLE OF CONTENTS

PART I

	TABLE OF CONTENTS (Cont'd) PART III	Page
Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure	26
Item 10.	Directors and executive officers of the Registrant	26
Item 11.	Executive compensation	26
Item 12.	Security ownership of certain beneficial owners and management	26
Item 13.	Certain relationships and related transactions	26

	PART IV
Item 14.	Exhibits, financial statement schedule, and reports on Form 8-K	26
	(a) List of documents filed as part of this report	26
	Financial statements	26
	Financial statement schedule	26
	Exhibits	26
	Exhibits delivered with this report	26
	Exhibits incorporated herein by reference	26
	(b) Reports on Form 8-K	26
Signatures	27

PART I

Item 1.   BUSINESS.

(a) General development of business

Central Maine Power Company (the Company) is a public utility incorporated in Maine in 1905. In September 1998, the Company was reorganized into a holding company structure pursuant to a Plan of Merger with CMP Group Inc. (CMP Group). All of the shares of the Company's common stock were converted into an equal number of shares of CMP Group common stock and CMP Group became the Company's parent. Effective September 1, 2000, pursuant to a Plan of Merger, CMP Group became a wholly owned subsidiary of Energy East Corporation (Energy East).

The following general developments have occurred in the Company's business since January 1, 2000:

(See Item 7 - Electric Business and Item 8 - Note 2 to the Financial Statements.)

Regulatory and Rate Matters

(See Item 7 - Electric Business - Alternative Rate Plan, MPUC Decision on Price Mitigation, Electric Transmission Rates, Installed Capability Deficiency Charge, Maine Yankee Replacement Power, and Merchant Plants.)

(b) Financial information about segments

The Company operates in the electric business segment only.

(c) Narrative description of business

   (i) Principal business

The Company is primarily engaged in the business of transmitting and distributing electric energy generated by others for the benefit of customers in southern and central Maine. On March 1, 2000, the Company's obligation to generate or otherwise supply electric energy terminated as part of the restructuring of the electric utility industry in Maine. Although the Company has no long-term supply responsibility, the Maine Public Utilities Commission (MPUC) can mandate that the Company be the default standard offer provider. In February 2001, the MPUC directed the Company to provide energy services to commercial and industrial customers as the standard offer provider for the period March 1, 2001 through February 28, 2002.

The Company is the largest transmission-and-distribution electric utility in Maine, serving approximately 544,000 customers in its 11,000 square-mile service area in southern and central Maine. The Company's service area contains most of Maine's industrial and commercial centers, including Portland, the state's largest city, and the Lewiston-Auburn, Augusta-Waterville and Bath-Brunswick areas, and approximately one million people, representing about 80 percent of the total population of the state. In the year 2000, large pulp-and-paper industry customers accounted for approximately 55 percent of the Company's industrial sales and approximately 20 percent of total service-area sales. No single customer accounts for 5 percent or more of revenues.

  (ii) New product or segment - Not applicable

 (iii) Sources and availability of raw materials

(See Item 7 - Electric Business - MPUC Decision on Price Mitigation and Non-utility Generation.)

  (iv) Franchises - Not applicable

   (v) Seasonal business

Sales of electricity are highest during the winter months primarily due to heating requirements and fewer daylight hours.

  (vi) Working capital items

The Company has been granted, through the ratemaking process, an allowance for working capital to operate its ongoing electric utility system.

 (vii) Single customer - Not applicable

(viii) Backlog of orders - Not applicable

  (ix) Business subject to renegotiation - Not applicable

   (x) Competitive conditions

(See Item 7 - Electric Business - Accounting Issues, Statement 71.)

  (xi) Research and development - Not applicable

 (xii) Environmental matters

(See Item 8 - Note 6, Environmental Matters.)

(xiii)   Number of employees

As of February 28, 2001, the Company had 1,410 employees.

(d)  Financial information about geographical areas - Not applicable

Item 2.   PROPERTIES.

The Company's electric properties form a single integrated system which is connected at 345 kilovolts and 115 kilovolts with the lines of Public Service Company of New Hampshire at the southerly end and connected at 115 kilovolts with Bangor Hydro-Electric Company at the northerly end of the Company's system. The Company's system is also connected with the system of The New Brunswick Power Corporation and with Bangor Hydro-Electric Company, in each case through the 345-kilovolt interconnection constructed by Maine Electric Power Company (MEPCO), a 78 percent-owned subsidiary of the Company. At December 31, 2000, the Company had approximately 2,342 circuit-miles of overhead transmission lines, 20,479 pole-miles of overhead distribution lines and 164 miles of underground and submarine cable. The Company owns 285 substations having an aggregate transformer capacity of 5,948 kilovolt-amperes.

Item 3.   LEGAL PROCEEDINGS.

(See Item 7, Electric Business - Alternative Rate Plan, and Maine Yankee Termination of Decommissioning Operations Contract.)

Wyman No. 4 Arbitration:  By notice of claim dated June 24, 1999, the non-operator owners of the Wyman No. 4 oil-fired generating unit in Yarmouth, Maine, which was approximately 60-percent owned by the Company, served notice on the Company that they believe they are entitled to a portion of the proceeds of the sale of the Company's interest in the unit, which was part of the April 1999 sale of the Company's non-nuclear generation assets to FPL Energy. The claimants contend that certain sections of the joint ownership agreement require a pro-rata distribution to them of part of those proceeds. The joint ownership agreement provides for arbitration of claims arising under the agreement and the parties are arbitrating this claim. The parties have agreed to separate the proceeding with liability, if any, to be determined first and damages, if any, to be determined later. Currently, the parties are in the liability phase of the arbitration proceeding. The Company believes that although the amount of the claim is a range of $10 million to $62 million, the claimants have suffered no loss and are not entitled to any part of the proceeds from the sale of generation assets. Under the terms approved by the MPUC, the Company will charge the costs it may incur to pursue this claim including any damages it may be required to pay to the claimants against the proceeds from the sale of its non-nuclear generation assets. The Company is contesting the claim vigorously, but cannot predict the result of the arbitration proceeding.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

********************************

Executive officers of the Registrant
Name	Age	Positions, offices and business experience - January 1996 to date

Sara J. Burns	45	President (from September 1, 1998); Chief Operating Officer, Distribution Services (from May 1, 1997); and Managing Director of Human Resources of Central Maine Power Company prior thereto.

Curtis I. Call	46	Treasurer (from May 1, 1997); Managing Director, Finance and Treasury (from December 16, 1996); and Manager of Financial Planning and Budgets prior thereto.

The officers hold office until the first meeting of the Board of Directors following the next annual shareholder meeting and until their respective successors are chosen and qualified.

The Company has entered into an employment agreement with Ms. Burns for a term of three years beginning September 1, 2000, which is automatically extended each month unless either the Company, Energy East or Ms. Burns gives written notice that it will not be extended. The agreement provides for her employment as President of the Company.

The Company has entered into an employment agreement with Mr. Call for a term of one year, which is automatically extended annually unless either the Company or Mr. Call gives written notice that it will not be extended. The agreement provides for his employment as Treasurer of the Company.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS.

CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation, owns all of the Company's common stock. For information regarding dividends declared see Item 8 - Consolidated Statement of Changes in Common Stock Equity.

Item 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1996 through 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in Items 7 and 8. The selected consolidated financial data for the years ended December 31, 1996, through 2000 are derived from the audited consolidated financial statements of the Company.
Selected Consolidated Financial Data
(Thousands)
Central Maine
	2000	1999	1998	1997	1996

Operating revenue	$ 890,993	$ 954,463	$ 941,530	$ 956,246	$ 967,905
Net income	$ 53,529	$ 68,740	$ 54,823	$ 13,422	$ 60,229
Interest charges, net	$ 39,578	$ 53,175	$ 51,014	$ 51,567	$ 51,652
Depreciation and amortization	$ 37,491	$ 49,517	$ 56,257	$ 54,132	$ 53,694
Other taxes	$ 19,582	$ 22,291	$ 27,747	$ 28,303	$ 27,861
Capital spending	$ 74,086	$ 68,982	$ 42,384	$ 40,306	$ 46,922
Long-term obligations and redeemable preferred stock	$ 222,309	$ 121,096	$ 362,744	$ 440,451	$ 641,515
Total assets	$1,928,797	$1,946,757	$2,223,480	$2,298,966	$2,010,914

Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

Results of Operations
(Thousands)	2000	1999	1998	2000 over 1999 Change	1999 over 1998 Change
Deliveries - Mwh
Retail	9,815	9,539	9,053	2.9%	5.4%
Wholesale	3,301	802	659	311.6%	21.7%
Operating Revenues	$890,993	$954,463	$941,530	(6.7%)	1.4%
Operating Expenses	$794,926	$823,028	$814,881	(3.4%)	1.0%
Operating Income	$96,067	$131,435	$126,649	(26.9%)	3.8%
Earnings Available For Common Stockholder	$51,492	$65,425	$50,014	(21.3%)	30.8%

Earnings

Earnings for 2000 decreased by $15.2 million due primarily to lower sales of electricity as a result of the deregulation of Maine's electric industry. The Company no longer supplies electricity unless it is directed by the MPUC as the standard offer provider. The Company is currently the standard offer provider for commercial and small industrial rate classes. Net Income increased $13.9 million in 1999 due to a strong economy and increases in sales to all customer classes, except wholesale sales.

Operating Revenues

The Company's operating revenues decreased $63.5 million in 2000. This decrease is the result of the Company no longer collecting revenue for the supply of electricity unless it is directed to by the MPUC. An increase in the sale of electricity partially offset this decrease. Operating revenues increased $12.9 million in 1999 due to growth in all customer classes except the wholesale class.

Operating Expenses

The Company's operating expenses decreased by $28.1 million as the result of the sale of generation assets and lower electricity supply costs due to the Company no longer supplying electricity unless directed to by the MPUC. Operating expenses increased by $8.1 million in 1999 due to the cost of power purchased.

Liquidity and Capital Resources

Electric Business

The company's principal electric business is transmitting and distributing electricity. It also generates electricity from its minority interests in jointly-owned nuclear stations but no longer sells this energy at retail.

Alternative Rate Plan:  On September 18, 2000, the MPUC approved a revised Alternative Rate Plan (ARP 2000) for the Company. ARP 2000 provides the vehicle for the Company and Energy East to share merger synergies with the Company's customers. Merger synergies have been estimated to be $25 million to $30 million per year.

ARP 2000 applies only to the Company's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. Recovery of stranded costs, primarily above-market non-utility generator (NUG) contracts, has been provided for under Maine's Restructuring Law. Rates for transmission service are subject to regulation by the Federal Energy Regulatory Commission (FERC) and are expected to change each July. ARP 2000 began January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1 in the years 2002 through 2007.

Price changes will be calculated by taking the prior year's inflation rate as determined by the gross domestic product (GDP) price index and subtracting a "productivity offset." The productivity offset for the years of the plan range between 2.0% in 2002 and 2.9% in 2007. The productivity offset for 2001 will be equal to the GDP price index, thereby producing a price freeze for that year. In addition, certain expiring amortizations will flow through to customers at the time of the annual price adjustments.

Mandated costs outside of the Company's control that exceed $150,000 individually and $3 million in aggregate in any calendar year will be recovered through the annual price adjustment. Mandated costs include nonrecurring events such as storms, floods and labor disturbances, and recurring costs that result from accounting, federal or state legislative, regulatory or tax changes.

The Company is required to meet certain standards of service quality and reliability. These standards include: 1) customer average interruption duration, 2) system average interruption, 3) MPUC complaint ratio, 4) percent of business calls answered, 5) percent of outage calls answered, 6) new service installation, 7) call center service quality, and 8) market responsiveness.

On December 18, 2000, an appeal was filed by the Industrial Energy Consumer Group arguing that the MPUC order in the Company's ARP 2000, in certain respects, was unlawful. The outcome of this appeal cannot be predicted, but the Company believes it is without merit.

MPUC Decision on Price Mitigation: Although the Company's obligation to provide energy ended in March 2000 with the restructuring of the electric utility industry in Maine, in February 2001 the MPUC directed the Company to provide standard offer service to certain medium and large customer classes for the period March 2001 through February 2002. The Company subsequently arranged supply contracts to meet this obligation and the MPUC established standard offer rates to recover the costs of the standard offer service. In March, 2001, in an effort to mitigate price increases resulting from standard offer service, the MPUC reduced those standard offer rates by 0.8 cents per kilowatt hour, effective April 15, 2001. The Company's total revenues will not, however, be affected by this rate reduction of approximately $30 million through February 2002 because the MPUC is permitting the Company to amortize a corresponding amount into revenues from the Company's deferred asset sale gain account, established as a result of the sale of its non-nuclear generation assets.

Electricity Transmission Rates:  On September 28, 2000, the FERC approved new transmission rates for the Company, which became effective September 1, 2000, and will cover increased transmission costs.

Installed Capability Deficiency Charge:  On December 15, 2000, the FERC issued an order approving an Installed Capability (ICAP) deficiency charge of $8.75/kW-month effective August 1, 2001. FERC stated that the deficiency charge represents an approximate cost to install a peaking unit and a reasonable basis for setting incentives to construct new generation. In March 2001, FERC changed the effective date of its decision to April 1, 2001. The Company incurs such charges through its obligation as the default standard offer provider for large commercial and industrial customers. On December 22, 2000 the MPUC raised the standard offer rates to recoup a portion of the resulting increase and provided the Company a deferral mechanism for such costs, which will be recovered from customers in future rates.

Insurance Distribution: In November 2000, Maine Yankee terminated its membership in a nuclear industry mutual insurance company. As a result, Maine Yankee received a terminating distribution of approximately $20.5 million, substantially all of which was credited, prorata, to the Maine Yankee sponsors' November power-contract bills, with the balance paid to Maine Yankee's decommissioning trust. The Company received approximately $7.6 million from the distribution.

Maine Yankee Replacement Power:  In closing Maine Yankee, the MPUC set criteria for recovery of the cost of Maine Yankee using replacement power measurements. In September 2000, the MPUC staff advised the Company that it could not use the previously selected replacement power measurement. At that time the Company had recorded a liability of $31.2 million in the purchase accounting entries associated with the merger with Energy East with an offset to goodwill and deferred income taxes. The Company sought to mitigate this liability. In December the Company and the MPUC reached a settlement and the MPUC reduced the liability through 2004 to $12 million. The decrease of the liability was recorded as well as a corresponding adjustment to the goodwill account.

Maine Yankee - Termination of Decommissioning Operations Contract:  On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corp., that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Stone & Webster subsequently notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced a proposed transaction in which it would transfer substantially all of its assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said the credit facility was intended to enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

On June 2, 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc. (Shaw), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the proposed transaction announced earlier by Stone & Webster was terminated. Stone & Webster reported that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

Commencing in May 2000 Maine Yankee entered into interim agreements with Stone & Webster in order to allow decommissioning work to continue and to avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster, Maine Yankee temporarily assumed the general contractor role. The decommissioning of the Plant site continued throughout the year 2000, with major emphasis directed to maintaining the schedule on critical-path projects such as construction of the on-site independent spent fuel storage installation (ISFSI) and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility. During this period Maine Yankee performed a comprehensive assessment of its long-term alternatives for safely and efficiently completing the decommissioning, including evaluating detailed competitive-bid proposals from prospective successor general contractors. On January 26, 2001, Maine Yankee announced its decision to continue to manage the decommissioning project itself without an external general contractor.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of approximately $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgment against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds.

On August 24, 2000, Maine Yankee also filed a $78.2 million (later increased to $86 million) proof of claim in the Stone & Webster Bankruptcy Court proceeding in Delaware seeking to recover its additional costs caused by Stone & Webster's contract default. Maine Yankee expects the court hearings in both proceedings to take place later in 2001. Maine Yankee believes that its termination of the Stone & Webster contract was proper and that it is entitled to recover such additional costs in the bankruptcy proceeding or under the bonds, but cannot predict the outcome of the litigation.

Non-utility Generation:  The Company has reduced its NUG costs by implementing buyouts and restructurings of its NUG contracts, whenever practicable. A significant portion of NUG costs which had been previously deferred was written off on March 1, 2000 against the proceeds from the sale of its non-nuclear generation assets as prescribed by the MPUC rate case decision. The Company will continue to seek opportunities to reduce its NUG costs, but the Company cannot predict what level of additional savings it will be able to achieve. The aggregate above market cost associated with these contracts is estimated to be approximately $1 billion, based on certain market price assumptions which could fluctuate with energy prices. The Company expensed approximately $243 million for NUG power in 2000. The Company estimates that it will spend approximately $250 million for NUG power for each of the next 3 years.

Merchant Plants:  On June 28, 2000, FERC issued an order regarding the funding responsibility for transmission network upgrades to accommodate the direct interconnection with new merchant generating plants. The Company has required the merchant plant developers to fund all interconnection and network upgrades in advance. The Company received $58 million in deposits from customers relating to pending merchant plant activity since 1999. The Company anticipates refunding approximately $8 million to $13 million over the next two years for completed construction. Any amounts refunded to developers will be capitalized on the Company's books and recovered through regional or local open access tariffs, as appropriate, as prescribed by FERC.

Other Matters

Accounting Issues

Statement 71:  Statement of Financial Accounting Standards 71, Accounting for the Effects of Certain Types of Regulation, allows companies that meet certain criteria to capitalize, as regulatory assets, incurred costs that are probable of recovery in future periods. Those companies record, as regulatory liabilities, obligations to refund previously collected revenue or obligations to spend revenue collected from customers on future costs.

Although the Company believes it will continue to meet the criteria of Statement 71 for the regulated electricity operations, the Company cannot predict what effect a competitive market or future actions of the MPUC will have on its ability to continue to do so. If the Company can no longer meet the criteria of Statement 71 for all or a separable part of its regulated operations, it may have to record as expense or revenue certain regulatory assets and liabilities. The Company may also have to record as a loss an estimated $1.0 billion, on a present value basis at December 31, 2000, of above-market costs on its power purchase contracts with NUGs. These costs are currently recovered in rates.

Statement 133:  The FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which was amended in later FASB pronouncements. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value.

The Company adopted FASB Statement 133, as of January 1, 2001. The transition adjustment as of January 1, 2001 recorded in Other Comprehensive Income, net of tax, and the earnings effect was zero. Based on the Company's current risk management strategy, this adoption is not expected to have a material effect on its financial position and results of operations. Fair value adjustments could change based on guidance received from the Derivatives Implementation Group, which was appointed by the FASB to identify implementation issues and develop recommendations.

Investing and Financing Activities

Investing Activities

The company's financial strength provides the flexibility required to compete in the emerging competitive energy market and continue expanding its products and services, including its energy infrastructure, in the Northeast.

Capital spending, including nuclear fuel and transmission network upgrades due to merchant plant activity, totaled $66 million in 2000, $75 million in 1999 and $50 million in 1998. Capital spending in all three years was financed with internally generated funds and deposits from merchant plant developers and was primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Beginning in 1999, the Company incurred significant capital expenditures to upgrade its transmission network to handle the increased power flows from new merchant plant developers. Through December 31, 2000 approximately $47 million in expenditures had been recorded against the $58 million of merchant plant developers' deposits. The Company currently estimates its overall construction program to be $45 million in 2001. It is expected to be paid for primarily with internally generated funds.

Financing Activities

The Company issued in June 2000 $25 million of 8.125% Series E Medium Term Notes (MTN) due June 2025 and $50 million of 7.50% Series E MTN due June 2002. The Company also issued in August 2000 $50 million of 7.43% Series E MTN due August 2003.

The Company redeemed in February 2000 $30 million of 6.38% Series C MTN, redeemed in June 2000 $5 million of 9.65% Series A MTN and redeemed in June 2000 $25 million of 6.50% Series D MTN.

The Company uses funds obtained from short-term borrowing to provide initial financing for construction and other corporate purposes. The Company had $46.5 million in loans outstanding at December 31, 2000 under a three year secured credit facility.

On October 1, 1999 and 2000, the Company redeemed $18.0 million and $9.9 million respectively, of its 7.999% Preferred Stock, reducing dividends by approximately $1.4 million for the year ended December 31, 2000, compared to 1999.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are based upon management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; regulatory uncertainty in a politically-charged environment to recover stranded costs; operation of the New England Independent System Operator (NEISO); the Company's ability to control non-utility generator and other costs; market risk,; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and prices. The following discussion of the Company's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those contemplated in the "forward-looking" statements. The Company handles market risks in accordance with established policies.

Quantitative and qualitative disclosures are discussed as they relate to the following three market risk exposure categories: Interest Rate Risk, Commodity Price Risk and Other Market Risk.

Interest Rate Risk: The Company is exposed to risk resulting from interest rate changes on its variable-rate debt and short term debt. The Company is able to use interest rate swap agreements to manage the risk of increases in certain variable rate issues. If the Company used interest rate swaps, it would record amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues.

As of December 31, 2000, the Company had $135 million of medium-term notes outstanding, $10 million of which were floating, LIBOR-based rates. Variable-rate long-term debt of $78.6 million at December 31, 2000 had a weighted average rate of 9.15 percent with maturing periods between 2001 - 2019.

Commodity Price Risk: While the Company in general, has no long-term supply responsibilities, the MPUC can mandate that the Company be a standard offer provider for supply service should standard offer bids by competitive suppliers be deemed inadequate by the MPUC. The Company is required to secure standard offer power for commercial and industrial customers through February 2002, but is permitted to recover any difference between the standard offer rate and its cost of procuring supply.

Other Market Risk: The Company's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Company to recognize increased or decreased pension income or expense.

The Company contributes to a qualified trust fund for Millstone Unit No. 3, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. The funds in the qualified trust are invested in money market instruments. The Company believes that the market risk exposure is limited to immaterial fluctuations in the money markets. (See Note 9 to the Financial Statements.)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS Central Maine Power Company and Subsidiaries Consolidated Statements of Income For the years ended December 31, 2000, 1999 and 1998 (Thousands)
		Predecessor
	Period From Acquisition Date to December 31, 2000	Period From January 1, 2000 Through Acquisition Date	1999	1998
Operating Revenues
Sales and Services	$277,518	$613,475	$954,463	$941,530
Operating Expenses
Electricity purchases and fuel used in generation	135,873	351,112	515,591	485,630
Other operating expenses	60,882	151,245	203,479	204,286
Maintenance	14,273	24,468	32,150	40,961
Depreciation and amortization	13,830	23,661	49,517	56,257
Other taxes	6,621	12,961	22,291	27,747
Total Operating Expenses	231,479	563,447	823,028	814,881
Operating Income	46,039	50,028	131,435	126,649
Other (Income) and Deductions	(2,890)	(12,812)	(13,381)	(4,307)
Interest Charges, Net	8,506	31,072	53,175	51,014
Recovery of Non Provided Deferred Income Taxes on Asset Sale	(1,229)	(75,421)	(28,480)	-
Gain on Sale of Investments and Properties, Net	(51)	(223)	(709)	(13,314)

Income Before Income Taxes	41,703	107,412	120,830	93,256
Income taxes	18,052	77,534	52,090	38,433
Net Income	23,651	29,878	68,740	54,823
Dividends on Preferred Stock	547	1,490	3,315	4,809
Earnings Available for Common Stockholder	$ 23,104	$ 28,388	$ 65,425	$ 50,014

The accompanying notes are an integral part of these financial statements.

Central Maine Power Company and Subsidiaries Consolidated Balance Sheets December 31, 2000 and 1999 (Thousands)
	2000	Predecessor 1999
Assets
Current assets
Cash and cash equivalents	$ 733	$ 862
Temporary investments	17,200	112,010
Accounts receivable, net	135,707	157,210
Prepaid income taxes	3,270	1,248
Fuel, at average cost	-	177
Materials and supplies, at average cost	9,052	9,927
Accumulated deferred income tax benefits	4,533	5,486
Special deposits	1	1
Prepayments and other current assets	6,341	7,159
Total current assets	176,837	294,080

Utility plant, at original costs
Electric	1,392,693	1,337,088
Less: accumulated depreciation	571,275	550,990
Net utility plant in service	821,418	786,098
Construction work in progress	16,682	32,357
Total utility plant	838,100	818,455

Other property	6,526	7,362
Investment in associated companies, at equity	33,952	38,236

Regulatory and other assets
Unamortized investment in abandoned projects, net	-	73,052
Unfunded future federal income taxes	80,999	144,430
Unamortized loss on debt reacquisitions	12,057	13,758
Nuclear plant obligations	234,929	270,311
Demand-side management program costs	10,689	23,583
Environmental remediation costs	8,217	9,828
Other	128,354	231,328
Total regulatory assets	475,245	766,290

Goodwill, net	342,306	-
Prepaid pension benefit	32,070	-
Other	23,761	22,334
Total other assets	398,137	22,334

Total regulatory and other assets	873,382	788,624

Total Assets	$1,928,797	$1,946,757

The accompanying notes are an integral part of these financial statements.
Central Maine Power Company and Subsidiaries Consolidated Balance Sheets December 31, 2000 and 1999 (Thousands)
2000		Predecessor 1999
Liabilities
Current liabilities
Current portion of long term debt	$ 12,946	$ 71,937
Notes payable	46,500	-
Accounts payable and accrued liabilities	77,075	107,712
Interest accrued	5,084	2,679
Other	57,423	15,045
Total current liabilities	199,028	197,373

Regulatory and other liabilities
Regulatory liabilities
Deferred income taxes	28,812	22,267
Deferred income taxes, unfunded future federal income taxes	33,051	58,934
Gain on sale of generation assets	232,041	536,368
Pension benefits	47,632	-
Other	37,796	41,052
Total regulatory liabilities	379,332	658,621

Other liabilities
Deferred income taxes	20,065	2,002
Nuclear plant obligations	234,929	270,311
Other postretirement benefits	69,808	62,032
Environmental remediation costs	4,147	2,698
Other	99,710	76,378
Total other liabilities	428,659	413,421

Long-term debt	222,309	120,186
Total liabilities	1,229,328	1,389,601

Commitments
Redeemable preferred stock	-	910
Preferred stock	35,571	35,571
Other paid in capital preferred stock	(3,503)	(3,742)

Common Stock Equity
Common stock ($5 par value, 80,000,000 shares authorized, 31,211,471 shares outstanding as of December 31, 2000 and 1999)	162,213	162,213
Other paid in capital	500,897	280,450
Reacquired capital stock	(19,000)	(19,000)
Retained earnings	23,291	100,754
Total common stock equity	667,401	524,417

Total Liabilities and Common Stock Equity	$1,928,797	$1,946,757

The accompanying notes are an integral part of these financial statements.
Central Maine Power Company and Subsidiaries Consolidated Statements of Cash Flows (Thousands)
	Predecessor
	Period From Acquisition Date to December 31, 2000	Period From January 1, 2000 Through Acquisition Date	1999	1998
Operating Activities
Net income	$ 23,651	$ 29,878	$ 68,740	$ 54,823
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	13,824	30,122	79,357	85,998
FIT & ITC deferred, net	7,936	(10,125)	(27,795)	19,653
Allowance for equity funds used during construction	(179)	(391)	(716)	(653)
Gain on sale of investments and properties	-	-	(709)	(9,545)
Power supply costs recovered with asset sale	(8,355)	-	(38,434)	-
Pension income	(127)	-	-	-
Changes in current operating assets and liabilities:
Accounts receivable	(21,156)	28,987	(10,336)	(513)
Other current assets	1,448	(1,567)	1,687	(1,051)
Inventory	649	404	(28)	(1,465)
Accounts payable and accrued liabilities	(15,138)	3,471	10,823	(8,071)
Taxes accrued	10,254	(12,275)	(22,071)	17,821
Interest accrued	1,492	913	(4,813)	(3,710)
Deferred ice storm costs	-	-	20,462	(52,433)
Changes in deferred balances and related carrying costs	6,453	6,016	36,114	(2,615)
Restructuring of purchased power contract	(5,328)	(3,656)	-	(22,500)
Other, net	(7,533)	8,914	5,452	1,016
Net cash provided by operating activities	7,891	80,691	117,733	76,755

Investing Activities
Construction expenditures	(15,720)	(58,366)	(68,982)	(42,384)
Contributions in aid of construction, net	(3,960)	35,082	13,940	-
Temporary investments, net	176,160	(81,350)	(92,053)	189
Sale of generating assets	-	-	850,561	-
Tax payments related to sale of assets	-	-	(291,900)	-
Selling expense for sale of generation assets	-	-	(17,884)	-
Investments in loans to affiliates	-	-	-	(18,661)
Repayment of loan to affiliates	-	-	-	17,800
Sale of subsidiaries to CMP Group, Inc.	-	-	-	20,093
Proceeds from sale of investments and properties	-	-	7,813	10,347
Changes in accounts payable - investing activities	(860)	(4,111)	3,892	3,696
Net cash provided by (used in) investing activities	155,620	(108,745)	405,387	(8,920)

Financing Activities
Treasury stock acquired, net	-	-	-	(19,000)
Repayments of first mortgage bonds and preferred stock of
Subsidiaries, including net premiums	(9,910)	-	(136,717)	(350,901)
Long-term notes, issuances	-	125,000	-	302,000
Long-term notes, retirements	(9,725)	(61,960)	(278,666)	(29,002)
Notes payable, net	46,500	-	(65,000)	5,000
Funds on deposit with trustee	-	-	-	61,693
Dividends:
Common stock	(189,984)	(33,724)	(41,338)	(28,943)
Preferred stock	(558)	(1,225)	(3,208)	(6,706)
Net cash (used in) financing activities	(163,677)	28,091	(524,929)	(65,859)

Net increase (decrease) in cash	(166)	37	(1,809)	1,976
Cash and cash equivalents, beginning of year	-	862	2,671	695
Cash and cash equivalents, end of year	$ (166)	$ 899	$ 862	$ 2,671

The accompanying notes are an integral part of these financial statements
Central Maine Power Company and Subsidiaries Consolidated Statement of Changes In Common Stock Equity (Thousands)
	Shares	Amount at par value	Other paid- in capital	Reacquired common stock	Retained earnings	Total

Balance - December 31, 1997	32,442,752	$162,214	$280,425	$	$ 48,212	$490,851
Net income					54,823	54,823
Dividends declared:
Common stock					(21,622)	(21,622)
Preferred stock					(4,809)	(4,809)
Common stock - Retired	(200)	(1)	(2)		(1)	(4)
Reacquired common stock	(1,231,081)			(19,000)		(19,000)
Amortization of capital stock					(254)	(254)
Capital stock expense			27			27
Balance - December 31, 1998	31,211,471	162,213	280,450	(19,000)	76,349	500,012
Net income					68,740	68,740
Dividends declared:
Common stock					(40,731)	(40,731)
Preferred stock					(3,315)	(3,315)
Amortization of capital stock					(289)	(289)
Balance - December 31, 1999	31,211,471	162,213	280,450	(19,000)	100,754	524,417
Net income					53,529	53,529
Dividends declared:
Common stock					(33,708)	(33,708)
Preferred stock					(2,037)	(2,037)
Liquidating Dividend			(190,000)			(190,000)
Merger transaction (net)			410,447		(95,076)	315,371
Amortization of capital stock					(171)	(171)
Balance - December 31, 2000	31,211,471	$162,213	$500,897	$(19,000)	$ 23,291	$667,401

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Financial Statements:  The Company's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition:  Operating revenues include amounts billed to customers and an estimate of unbilled sales for services rendered but not yet billed.

Income Taxes:  The Company files under a consolidated federal income tax return. Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated lives of the related assets.

Utility Plant:  Utility plant is stated at original cost of construction. The costs of replacements of property units are capitalized. Maintenance and repairs and replacements of minor items are expensed as incurred. The original cost of property retired, net of salvage value, and the related costs of removal are charged to accumulated depreciation.

Depreciation and Amortization:  Depreciation of electric property is calculated using the straight-line method. The weighted average composite rate was 2.8% in 2000 and 1999, and 3.1% in 1998.

Goodwill:  The excess of the cost over fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over 40 years. The Company continually evaluates the carrying value of goodwill and any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than its carrying value.

Regulatory Assets and Liabilities:  Pursuant to Statement of Financial Accounting Standards 71, Accounting for the Effects of certain Types of Regulation, the Company capitalizes, as regulatory assets, incurred costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. Approximately $300 million of the regulatory liability resulting from the Company's sale of non-nuclear assets was used to offset regulatory assets in March of 2000.

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt reacquisitions is amortized over the lives of the related debt issues. Nuclear plant obligations, demand-side management program costs, gain on sale of generation assets, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with the company's current rate agreements. The company earns a return on substantially all regulatory assets for which funds have been spent.

Statement of Cash Flows:  The company considers all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the balance sheet.

Total income taxes paid were $25.3 million in 2000, $364 million in 1999 and $7 million in 1998.

Interest paid, net of amounts capitalized, was $16 million in 2000, $38 million in 1999, and $50 million in 1998.

Statement 133:  The FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which was amended in later FASB pronouncements. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value.

The Company adopted FASB Statement 133, as of January 1, 2001. The transition adjustment as of January 1, 2001 recorded in Other Comprehensive Income, net of tax, and the earnings effect was zero. Based on the Company's current risk management strategy, this adoption is not expected to have a material effect on its financial position and results of operations. Fair value adjustments could change based on guidance received from the Derivatives Implementation Group, which was appointed by the FASB to identify implementation issues and develop recommendations.

Estimates:  Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification:  Certain amounts from prior-years financial statements have been reclassified to conform with the 2000 presentation.

Note 2: Merger with Energy East

CMP Group, Inc., the owner of the Company's Common Stock, became a wholly-owned subsidiary of Energy East Corporation on September 1, 2000. The transaction was accounted for using purchase accounting. The cost in excess of the fair value of the net assets acquired was recorded as goodwill and will be amortized on a straight-line basis over the estimated useful life of 40 years. Goodwill may be adjusted over the twelve months following the merger as actual amounts for estimated liabilities become known.
The following table summarizes the preliminary purchase accounting adjustments to the accounts of the Company as of December 31, 2000.

Purchase Accounting Adjustments (Thousands)

Investments	$ 31,943
Goodwill	345,255
Regulatory assets	29,043
Other assets	1,552

Total Assets	$407,793

Current liabilities	$ 27,451
Deferred income taxes	(9,599)
Pension and other postretirement benefits	6,825
Regulatory liabilities	60,939
Other liabilities	6,805
Common stock investment	315,372

Total Liabilities and Stockholders Equity	$407,793

As a result of the merger on September 1, 2000, as required under purchase accounting by generally accepted accounting principles, retained earnings of the Company were reset to zero and moved to other paid-in capital. On September 5, 2000, the Company's Board of Directors declared and paid a liquidating dividend amounting to $190 million, which reduced other paid-in capital. This dividend aligned the Company's capital structure with that assumed by the MPUC in establishing the current tariff charges and was facilitated with the proceeds from the sale of the Company's generation assets in 1999.

Note 3: Income Taxes
The components of federal and state income-tax provisions reflected in the Company's Consolidated Statement of Earnings are as follows:

	Year Ended December 31,
(Thousands)	2000	1999	1998

Current	$22,715	$343,374	$18,779
Deferred, net
Accelerated depreciation	3,566	(38,173)*	2,718
Pension expense	(470)	113	987
Asset sale gain	75,060	(211,705)	-
Miscellaneous	(1,173)	(26,382)	17,419
ITC	(4,112)	(15,137)*	(1,470)
Total	$95,586	$ 52,090	$38,433

*Includes the effect of the sale of non-nuclear generation assets in 1999.

The Company's effective tax rate differed from the statutory rate of 35% due to the following:
Year Ended December 31,
(Thousands)	2000	1999	1998

Tax expense at statutory rate	$52,190	$42,290	$ 32,639
Depreciation not normalized	(98)	52,928	834
ITC amortization	(4,112)	(15,137)	(1,470)
State taxes, net of federal benefit	8,655	7,013	5,413
Other, net	38,951 (1)	(35,004) (2)	1,017
Total	$95,586	$52,090	$38,433

(1)  Reflects impact of MPUC rate case settlement.

(2)  Reflects impact of generation asset sale.

The Company's deferred tax liabilities consisted of the following:
	December 31,
(Thousands)	2000	1999

Current Deferred Tax Liabilities (Assets)	$ (4,533)	$ (5,486)
Noncurrent Deferred Tax Liabilities (Assets)
Depreciation	159,428	181,616
Generation asset sale	(94,181)	(211,705)
Unfunded future federal income taxes	33,051	58,934
Accumulated deferred ITC	9,814	13,926
Other	(26,184)	40,432
Total Noncurrent Deferred Tax Liabilities	81,928	83,203
Valuation allowance	-	-
Less amounts classified as regulatory liabilities
Deferred income taxes	28,812	22,267
Deferred income taxes, unfunded future federal income taxes	33,051	58,934
Noncurrent Deferred Income Taxes	$ 20,065	$ 2,002

Note 4: Commitments

Construction Program:  Capital spending, including nuclear fuel and costs related to merchant plants totaled $66 million in 2000, $75 million in 1999 and $50 million in 1998. Capital spending in all three years was financed with internally generated funds and deposits from merchant plant developers and was primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

The Company's current forecast of capital expenditures is $45 million for 2001.

Power Agreements:  The New England Power Pool, of which the Company is a member, has contracted to purchase power from Hydro-Quebec. The contracts entitle the Company to 44.5 megawatts of capacity credit during the winter and 127.25 megawatts of capacity credit during the summer. The Company has entered into agreements to pay its share of related transmission facilities. The Company's share of the support responsibility and of associated benefits is approximately 7 percent.

The Company, through certain equity interests, is entitled to a portion of the generating capacity and energy production of four nuclear generating facilities (the Yankee companies), three of which have been permanently shut down. The Company is obligated to pay its proportionate share of costs, which include fuel, depreciation, operation and maintenance expenses, a return on invested capital, and the estimated cost of decommissioning the nuclear plants.

Note 5: Jointly-Owned Generation Assets

The Company owns interests in five nuclear generating facilities in New England, three of which have permanently ceased operations and one of these three has been decommissioned. The Company's estimated liability for decommissioning its various interests in jointly-owned nuclear plants is $209 million in 2001 dollars.
	Maine Yankee	Yankee Atomic	Connecticut Yankee	Vermont Yankee	Millstone Unit No. 3

Ownership Share	38%	9.5%	6%	4%	2.5%

Operating Status	Permanently shut down August 6, 1997	Decommissioning complete July 2000	Permanently shut down December 4, 1996	Operating	Operating

Location	Wiscasset, Maine	Rowe, Massachusetts	Haddam, Connecticut	Vernon, Vermont	Waterford, Connecticut

2000 energy and capacity costs	$15,942	$6,399	$2,832	$2,299	N/A

Capacity Share	N/A	N/A	N/A	19 MW	29 MW

Equity Interest at December 31, 2000	$26.6 million	$0.8 million	$4.5 million	$2.1 million	N/A

Maine Yankee:  In August 1997, the Board of Directors of Maine Yankee Atomic Power Company voted to permanently shut down and decommission the Maine Yankee plant. The plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning it .

Connecticut Yankee:  In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down and decommission the Connecticut Yankee plant for economic reasons. The plant did not operate after July 22, 1996.

Yankee Atomic:  In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the owners decision to discontinue operation of the Yankee Atomic plant. The Company estimates that it will not incur any future costs for the shut down of Yankee Atomic.

Vermont Yankee:  The Vermont Yankee plant is an operating unit. Its NRC operating license is scheduled to expire in the year 2012. Vermont Yankee is in the process of selling the nuclear plant through an auction process.

Millstone Unit No. 3:  Pursuant to a joint ownership agreement, the Company has a 2.5 percent direct ownership interest in the Millstone Unit No. 3 nuclear unit in Waterford, Connecticut, which is operated by Northeast Utilities. The Company and substantially all of the other joint owners have contracted to sell their interests in the unit and expect the sale to close in mid 2001.

The Company is obligated to pay its proportionate share of the operating expenses, including depreciation and a return on invested capital, of each of the Yankee Companies referred to above for periods expiring at various dates to 2012. Pursuant to the joint ownership agreement for Millstone Unit No. 3, the Company is similarly obligated to pay its proportionate share of the operating costs of Millstone Unit No. 3. The Company is also required to pay its share of the estimated decommissioning costs of each of the Yankee Companies and Millstone Unit No. 3, which are included in the Company's stranded costs for purposes of rate recovery.

Nuclear Insurance:  The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. Coverage for the liability is provided for by existing private insurance and retrospective assessments for costs in excess of those covered by insurance, up to $84.0 million for each reactor owned, with a maximum assessment of $10 million per reactor in any year. However, after appropriate exemptive action by the NRC, Maine Yankee, and therefore its sponsors, are not responsible for retrospective assessments resulting from any event or incident occurring after January 7, 1999. Based on the Company's stock ownership in the other Yankee companies and its 2.5 percent direct ownership interest in the Millstone Unit No. 3 nuclear unit, the Company's retrospective premium for post-January 7, 1999, events or incidents could be as high as $0.7 million in any year, for a cumulative total of $5.5 million.

In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities mentioned above carry additional nuclear property-damage insurance. This additional insurance is provided from commercial sources and from the nuclear electric utility industry's insurance company through a combination of current premiums and retrospective premium adjustments. In recognition of the reduced risk posed by the shutdown of the Maine Yankee Plant and its defueled reactor, Maine Yankee substantially reduced its property-damage coverage effective January 19, 1999, and in November 2000, terminated its membership in the nuclear industry insurance company.

Note 6: Environmental Matters

From time to time environmental laws, regulations and compliance programs may require changes in the Company's operations and facilities and may increase the cost of electric service.

The U.S. Environmental Protection Agency and various state environmental agencies, as appropriate, notified the Company that it is among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at 22 waste sites. The 22 sites do not include sites where gas was manufactured in the past, which are discussed below. With respect to the 22 sites, seven are included in Maine's Uncontrolled Sites Program, one is included on the Massachusetts Non-Priority Confirmed Disposal Site list, three are also included on the National Priorities list and 16 have Maine interim-hazardous waste licenses and/or closure requirements.

Any liability may be joint and several for certain of these sites. The company has recorded an estimated liability of $2.9 million related to the 22 sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to the Company.

The Company has a program to investigate and perform necessary remediation at five sites where gas was manufactured in the past. Four sites are part of Maine's Voluntary Response Action Program and three of those four sites are part of Maine's Uncontrolled Sites Program.

The Company's estimate for all costs related to investigation and remediation of these five sites ranges from $1.25 million to $5.0 million at December 31, 2000. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected on the Company's consolidated balance sheets was $1.25 million at December 31, 2000, and $0.45 million at December 31, 1999.

Note 7: Retirement Benefits
	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
		(Thousands)
Change in projected benefit obligation
Benefit obligation at January 1	$145,429	$170,306	$ 73,476	$86,952
Service cost	3,730	4,534	1,628	1,937
Interest cost	11,335	10,653	6,271	5,554
Plan amendments	1,800	-	-	-
Actuarial loss (gain)	11,858	(33,818)	14,535	(13,279)
Curtailment	-	(5,179)	-	(512)
Special Termination Benefits	-	7,223	-	(1,145)
Benefits paid	(8,481)	(8,290)	(6,078)	(6,031)
Projected benefit obligation at December 31	$165,671	$145,429	$ 89,832	$73,476
Change in plan assets
Fair value of plan assets at January 1	$183,712	$165,572	$ 10,647	$ 6,502
Actual return on plan assets	(10,247)	21,638	(655)	1,145
Employer contributions	1,249	4,792	9,076	9,031
Benefits paid	(8,481)	(8,290)	(6,077)	(6,031)
Fair value of plan assets at December 31	$166,233	$183,712	$ 12,991	$10,647
Funded status	562	38,282	(76,841)	(62,829)
Unrecognized net actuarial (Gain)/Loss	31,509	(64,518)	7,033	(17,408)
Unrecognized prior service cost	-	2,040	-	2
Unrecognized net transition (asset) obligation	-	(799)	-	41,181
Prepaid (accrued) benefit cost	$ 32,071	$(24,995)	$(69,808)	$(39,054)

The sale of generation assets in 1999 resulted in a curtailment gain and a settlement gain, which were the result of the termination of certain generation employees. The curtailment gain reduced the expected years of future service under the pension benefit plan and the settlement gain reduced the postretirement benefit obligation. As a result of purchase accounting all unrecognized actuarial gain/loss, prior service cost and net transition asset/obligation were eliminated as of September 1, 2000.

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
Weighted-average assumptions as of December 31
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.00%	8.75%	9.00%	8.75%
Rate of compensation increase	4.00%	4.50%	4.00%	4.50%

The Company assumed a 5.6% annual rate of increase in the costs of covered health care benefits for 2000 that gradually decreases to 5% by the year 2021.
	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
			(Thousands)
Components of net periodic benefit cost
Service cost	$ 3,730	$ 4,534	$ 4,760	$1,628	$ 1,937	$ 1,867
Interest cost	11,335	10,653	10,340	6,271	5,554	5,438
Expected return on plan assets	(14,165)	(12,498)	(10,351)	(986)	(655)	(360)
Amortization of prior service cost	207	255	284
Recognized net actuarial gain	(1,065)	(283)	-	(73)	(79)	(80)
Amortization of transition (asset) obligation	(163)	(244)	(241)	2,112	3,348	3,704
Special termination benefit cost	-	7,224	-	-	5,674	-
Gain/loss recognition due to curtailment (credit)	-	(4,763)	-	-	-	-
Curtailment and special termination deferred	-	1,004	-	-	(5,099)	-
Adjustment to plan	18	-	-	283	-	-
Net periodic benefit cost	$ (103)	$ 5,882	$ 4,792	$9,235	$10,680	$10,569

A 1% increase or decrease in healthcare cost inflation rate from assumed rates would have the following affect:
	1% increase	1% decrease
Effect on total service and interest cost components	$1.1 million	$(0.9) million
Effect on Postretirement benefit obligation	$9.6 million	$(7.9) million

Note 8: Long-term Debt

At December 31, 2000 and 1999, the Company's consolidated long-term debt was:
(Thousands)	Maturity Dates	Interest Rates	Amount 2000 1999

Pollution Control Notes	2014	7 3/8%	$ 19,500	$ 19,500
Various medium-term notes	2001-2025	7.3% to 9.65%	135,000	70,000
Various long-term debt	2005 to 2020	7.05% to 10.48%	52,800	62,583
Obligation under capital leases			29,298	31,040
Unamortized Debt Discount			(1,343)	-
			235,255	183,123
Less debt due within one year			12,946	62,937
Total			$222,309	$120,186

Sinking-Fund Requirements

Consolidated sinking-fund requirements for long-term obligations, including capital lease payments and maturing debt issues, for the five years ending December 31, 2005, are as follows:
(Thousands)

	Sinking fund	Maturing debt	Total
2001	$ 2,946	$10,000	$12,946
2002	12,258	50,000	62,258
2003	13,071	50,000	63,071
2004	12,914	-	12,914
2005	3,002	25,000	28,002

Note 9: Fair Value of Financial Instruments

The carrying amounts and estimate fair values of some of the Company's financial instruments included on its consolidated balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.

	2000		1999
(Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Redeemable preferred stock	$ -	$ -	$ 9,910	$ 9,712
Medium-term notes	135,000	137,720	70,000	70,402
Pollution-control facility and other notes	72,300	79,691	83,266	88,650

The carrying amounts for cash and cash equivalents, temporary investments, notes payable and interest accrued approximate their estimated fair values.

Note 10: Cumulative Preferred Stock

Preferred-stock balances outstanding as of December 31, 2000 and 1999 were as follows:

	(Thousands)
	Current shares outstanding	2000	1999
Preferred Stock - Not Subject to Mandatory Redemption:
$25 par value - authorized 2,000,000 shares; outstanding:	None	$ -	$ -
$100 par value noncallable -authorized 5,713 shares; outstanding 6% voting	5,713	571	571
$100 par value callable - authorized 2,300,000* shares; outstanding:
3.50% series (redeemable at $101)	220,000	22,000	22,000
4.60% series (redeemable at $101)	30,000	3,000	3,000
4.75% series (redeemable at $101)	50,000	5,000	5,000
5.25% series (redeemable at $102)	50,000	5,000	5,000
Total		$35,571	$35,571
Redeemable Preferred Stock - Subject to Mandatory Redemption:
Flexible Money Market Preferred Stock,
Series A - 7.999%		$ -	$ 9,910
Total		$ -	$ 9,910

*Total authorized $100 par value callable is 2,300,000 shares. Shares outstanding are classified as Not
  Subject to Mandatory Redemption and Subject to Mandatory Redemption.

Note 11: Quarterly Financial Data (Unaudited)
(Thousands)	Quarter Ended
	March 31	June 30	September 30	December 31
2000
Operating revenues	$263,341	$192,558	$220,041	$215,053
Operating income	$ 55,729	$ (9,791)	$ 10,087	$ 40,042
Net income (loss)	$ 33,768	$ (5,543)	$ 5,959	$ 19,345 (1)
Balance available to Common Stockholder	$ 33,209	$ (6,102)	$ 5,401	$ 18,984
1999
Operating revenues	$271,049	$215,368	$238,479	$229,567
Operating income	$ 67,133	$ 14,064	$ 29,691	$ 20,547
Net income	$ 37,647	$ 3,254	$ 12,928	$ 14,911
Balance available to Common Stockholder	$ 36,728	$ 2,335	$ 12,010	$ 14,352

(1)  Fourth quarter 2000 includes a Maine Yankee insurance refund of $7.6 million.

Report of Independent Accountants

The Shareholder and Directors of
  Central Maine Power Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on Page 27 present fairly, in all material respects, the consolidated financial position of Central Maine Power Company and its subsidiaries (the Company) at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on Page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management of the Company; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Portland, Maine
January 26, 2001

Central Maine Power Company SCHEDULE II - Consolidated Valuation and Qualifying Accounts For the Year Ended December 31, 2000, 1999 and 1998 (Thousands)
		Additions
Description	Balance at Beginning of Period	Charged to costs and Expenses	Charged to other accounts- describe	Deductions -describe	Balance at end of period
2000
Reserves deducted from assets to which they apply:
Uncollectible accounts	$2,904	$4,516	$ -	$4,546 (A)	$2,874
Reserves not applied against assets:
Casualty and insurance	$2,000	$ (97)	$	$ 403 (C)	$1,500
Workers' compensation	8,494	527	126 (B)	653 (C)	8,494
Hazardous material clean-up	2,698	1,459		10 (D)	4,147

1999
Reserves deducted from assets to which they apply:
Uncollectible accounts	$3,136	$3,576	$ -	$3,808 (A)	$2,904
Reserves not applied against assets:
Casualty and insurance	$2,363	$ 666		$$1,029 (C)	$2,000
Workers' compensation	8,494	1,548	467 (B)	2,015 (C)	8,494
Hazardous material clean-up	1,928	(765)	1,535 (D)		2,698

1998
Reserves deducted from assets to which they apply:
Uncollectible accounts	$2,400	$5,644	$ -	$4,908 (A)	$3,136
Reserves not applied against assets:
Casualty and insurance	$1,500	$1,379	$	$ 516 (C)	$2,363
Workers' compensation	8,494	1,485	294 (B)	$1,779 (C)	8,494
Hazardous material clean-up	2,108	(368)		(188) (D)	1,928

Notes:  (A)   Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
             (B)   Amounts transferred to capital and billable accounts.
             (C)   Principally payments for various injuries and damages and related expenses.
             (D)   Amounts charged to regulatory asset account.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Exhibit 99-1. Information regarding executive officers is set forth on page 3 of this report.

Item 11.   EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth in Exhibit 99-1.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

CMP Group, Inc., a wholly owned subsidiary of Energy East Corporation, is the beneficial owner of 100% of the company's common stock. Information regarding ownership of equity securities of Energy East is set forth in Exhibit 99-1.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K.

        (a)  The following documents are filed as part of this report:

               1.   Financial Statements
               Included in Part II of this report:
               a)   Consolidated Balance Sheets as of December 31, 2000 and 1999
               b)   For the three years ended December 31, 2000:
                         Consolidated Statements of Income
                         Consolidated Statements of Cash Flows
                         Consolidated Statements of Changes in Common Stock Equity
               c)   Consolidated Notes to Financial Statements
               d)   Report of Independent Accountants

               2.   Financial statement schedule
               Included in Part II of this report:
               For the three years ended December 31, 2000:
                     II.   Valuation and Qualifying Accounts

               Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the
               Financial Statements or notes thereto.

               3.  Exhibits - See exhibit index.

        (b)    Reports on Form 8-K. None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CENTRAL MAINE POWER COMPANY

Date: March 26, 2001	By /s/ Sara J. Burns Sara J. Burns President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Sara J. Burns Sara J. Burns (Principal Executive Officer)	President; Director	March 26, 2001

/s/ Curtis I. Call Curtis I. Call (Principal Financial Officer and Principal Accounting Officer)	Treasurer	March 26, 2001

/s/ Michael I. German Michael I. German	Director	March 26, 2001

/s/ Kenneth M. Jasinski. Kenneth M. Jasinski	Director	March 26, 2001

/s/ Wesley W. von Schack Wesley W. von Schack	Director	March 26, 2001

EXHIBIT INDEX

The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are incorporated herein by reference to such filings.

Exhibit No.	Description of Document	SEC Docket	Prior Exhibit No.
3-1	Articles of Incorporation, as amended.	Annual Report on Form 10-K for year ended December 31, 1992	3-1
3-1.2	Articles of Amendment to Articles of Incorporation	Filed herewith
3-2	Bylaws, as amended.	Annual Report on Form 10-K for year ended December 31, 1996	3.2
4.14	Indenture, dated as of August 1, 1989, between Central Maine Power and The Bank of New York, Trustee, relating to the Medium-Term Notes.	33-29626	4.1
4.15.2	Third Supplemental Indenture, dated as of December 15, 1994, relating to the Medium-Term Notes, Series C, and supplementing the Indenture relating to the Medium-Term Notes.	33-56939	4.15.2
4.15.4	Fifth Supplemental Indenture, dated as of May 18, 2000, relating to the Medium-Term Notes, Series E, and supplementing the Indenture relating to the Medium-Term Notes.	333-36456	4.6
10-1	Agreement dated April 1, 1968 between Central Maine Power and Northeast Utilities Service Company relating to services in connection with the New England Power Pool and NEPEX.	2-30554	4.27
10-2	Form of New England Power Pool Agreement dated as of September 1, 1971 as amended to November 1, 1975.	2-55385	4.8
10-3	Agreement setting forth Supplemental NEPOOL Understandings dated as of April 2, 1973.	2-50198	5.10
10-4	Sponsor Agreement dated as of August 1, 1968 among Central Maine Power and the other sponsors of Vermont Yankee Nuclear Power Corporation.	2-32333	4.27
10-5	Power Contract dated as of February 1, 1968 between Central Maine Power and Vermont Yankee Nuclear Power Corporation.	2-32333	4.28
10-6	Amendment to Exhibit 10.5 dated as of June 1, 1972.	2-46612	13-21
10-7	Capital Funds Agreement dated as of February 1, 1968 between Central Maine Power and Vermont Yankee Nuclear Power Corporation.	2-32333	4.29
10-8	Amendment to Exhibit 10.7 dated as of March 12, 1968.	70-4611	B-3
10-9	Stockholder Agreement dated as of May 20, 1968 among Central Maine Power and the other stockholders of Maine Yankee Atomic Power Company.	2-32333	4.30
10-10	Power Contract dated as of May 20, 1968 between Central Maine Power and Maine Yankee Atomic Power Company.	2-32333	4.31
10-10.1	Amendment No. 1 to Exhibit 10-10 dated as of March 1, 1984.	Annual Report on Form 10-K for the year ended December 31, 1985 of Maine Yankee Atomic Power company (File No. 1-6554)	10-1.1
10-10.2	Amendment No. 2 to Exhibit 10-10 dated as of January 1, 1984.	Annual Report on Form 10-K for the year ended December 31, 1985 of Maine Yankee Atomic Power Company (File No. 1-6554)	10-1.2
10-10.3	Amendment No. 3 to Exhibit 10-10 dated as of October 1, 1984.	Annual Report on Form 10-K for the year ended December 31, 1985 of Maine Yankee Atomic Power Company (File No. 1-6554)	10-1.3
10-10.4	Additional Power Contract between Central Maine Power and Maine Yankee Atomic Power Company dated February 1, 1984.	Annual Report on Form 10-K for the year ended December 31, 1985 of Maine Yankee Atomic Power Company (File No. 1-6554)	10-1.4
10-11	Capital Funds Agreement dated as of May 20, 1968 between Central Maine Power and Maine Yankee Atomic Power Company.	2-32333	4.32
10-11.1	Amendment No. 1 to Exhibit 10-11 dated as of August 1, 1985.	Annual Report on Form 10-K for the year ended December 31, 1985 of Maine Yankee Atomic Power Company (File No. 1-6554)	10-2.1
10-46	Participation Agreement, dated June 20, 1969 among Maine Electric Power Company, Inc., Central Maine Power and certain other utilities.	2-35073	4.23.1
10-47	Power Purchase and Transmission Agreement dated August 1, 1969, among Maine Electric Power Company, Inc., Central Maine Power and certain other utilities, relating to purchase and transmission of power from The New Brunswick Electric Power Commission.	2-35073	4.23.2
10-48	Agreement amending Exhibit 10-47 dated June 24, 1970.	2-37987	4.41
10-49	Agreement supplementing Exhibit 10-47 dated December 1, 1971.	2-51545	5.7.4
10-50	Assignment Agreement dated March 20, 1972, between Maine Electric Power Company, Inc., and the New Brunswick Electric Power Commission.	2-51545	5.7.5
10-51	Capital Funds Agreement dated as of September 1, 1964 among Connecticut Yankee Atomic Power Company, Central Maine Power and certain other utilities.	2-24123	4.19.1
10-52	Power Contract dated as of July 1, 1964 among Connecticut Yankee Atomic Power Company, Central Maine Power and certain other utilities.	2-24123	4.19.2
10-53	Stockholder Agreement dated as of July 1, 1964 among the stockholders of Connecticut Yankee Atomic Power Company, including Central Maine Power.	2-24123	4.19.3
10-54	Connecticut Yankee Transmission Agreement dated as of October 1, 1964 among the stockholders of Connecticut Yankee Atomic Power Company, including Central Maine Power.	2-24123	4.19.4
10-55	Agreements with Yankee Atomic Electric Company each dated June 30, 1959, as follows:
10-55.1	Stock Agreement.	2-15553	4.17.1
10-55.2	Power Contract.	2-15553	4.17.2
10.55.3	Research Agreement.	2-15553	4.17.3
10-56	Transmission Agreement with Cambridge Electric Light Company and other sponsoring stockholders of Yankee Atomic Electric Company.	2-15553	4.18
10-57	Agreement for Joint Ownership, Construction and Operation of Wyman Unit No. 4 dated November 1, 1974 among Central Maine Power and certain utilities.	2-52900	5.16
10-58	Amendment to Exhibit 10-57 dated as of June 30, 1975.	2-55458	5.48
10-59	Amendment to Exhibit 10-57 dated as of August 16, 1976.	2-58251	5.19
10-60	Amendment to Exhibit 10-57 dated as of December 31, 1978.	2-68184	5.31
10-61	Transmission Agreement dated November 1, 1974 among Central Maine Power and certain other utilities, relating to Wyman Unit No. 4.	2-54449	13-57
10-62	Sharing Agreement--1979 Connecticut Nuclear Unit dated September 1, 1973 among Central Maine Power and certain other utilities, relating to Millstone Unit No. 3.	2-50142	2.43
10-63	Amendment to Exhibit 10-62 dated as of August 1, 1974, relating to Millstone Unit No. 3.	2-51999	5.16
10-64	Agreement dated as of February 25, 1977 among Central Maine Power, the Connecticut Light and Power Company, the Hartford Electric Light Company and Western Massachusetts Electric Company, relating to Millstone Unit No. 3.	2-58251	5.24
10-77.1	Indenture of Trust dated as of March 14, 1988 between Maine Yankee Atomic Power Company and Maine National Bank relating to decommissioning trust funds.	Annual Report on Form 10-K for year ended December 31, 1987, of Maine Yankee Atomic Power Company (1-6554)	10-1.4
10-77.1(a)	Amended and Restated Indenture of Trust dated as of January 1, 1993 between Maine Yankee Atomic Power Company and The Bank of New York relating to decommissioning trust funds.	Annual Report on Form 10-K for year ended December 31, 1992, of Maine Yankee Atomic Power Company (1-6554)	10-6.1
10-77.2	Indenture of Trust dated as of October 16, 1985 between Central Maine Power and Norstar Bank of Maine relating to the spent fuel disposal funds.	Annual Report on Form 10-K for year ended December 31, 1985, of Maine Yankee Atomic Power Company (1-6554)	10-7
10-93	Central Maine Power Company Long-Term Incentive Plan.*	Annual Report on Form 10-K for year ended December 31, 1993.	10.93
10-94.1	Central Maine Power Company Supplemental Executive Retirement Plan, as Amended and Restated Effective January 1, 1993, and as further Amended Effective January 1, 1996.*	Annual Report on Form 10-K for year ended December 31, 1995	10-94.1
10.104	Amended and Restated Employment Agreement between Central Maine Power Company, Energy East, and Sara J. Burns dated June 14, 1999*	Filed herewith
10-106	Employment Agreement between Central Maine Power and Michael R. Cutter dated June 30, 1997*	Annual Report on Form 10-K for year ended December 31, 1998	10-106
10-106.1	First Amendment to the Employment Agreement between Central Maine Power Company and Michael R. Cutter dated March 18, 1999*	Annual Report on Form 10-K for year ended December 31, 1999	10-106.1
10-107	Employment Agreement between Central Maine Power and Curtis I. Call dated June 30, 1997*	Annual Report on Form 10-K for year ended December 31, 1998	10-107
10.107.1	First Amendment to the Employment Agreement between Central Maine Power Company and Curtis I. Call dated March 18, 1999*	Annual Report on Form 10-K for year ended December 31, 1999	10-107.1
10.109	Employment Agreement between Central Maine Power and Raymond W. Hepper dated June 30, 1997*	Filed herewith
10.109.1	First Amendment to the Employment Agreement between Central Maine Power Company and Raymond W. Hepper dated March 18, 1999*	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
99-1	Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.	Filed herewith
*Management contract or compensatory plan or arrangement required to be filed in response to Item 14(c) of Form 10-K.

The Company agrees to furnish to the Commission upon request a copy of: (1) the agreements relating to $11,000,000 Floating/Fixed Rate Pollution Control Revenue Refunding Bonds; (2) the agreements relating to $8,500,000 Floating/Fixed Rate Pollution Control Revenue Bonds; and (3) Credit Agreement dated as of December 23, 1999, between the Company and certain banks. The total amount of securities authorized under each of such agreements does not exceed 10% of the total assets of the Company.