Form 10-Q
period 2001-06-30
CENTRAL MAINE POWER CO; ENERGY EAST CORP; NEW YORK STATE ELECTRIC & GAS CORP
filed 2001-08-09
CIK 18675, 1046861, 71675

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended  June 30, 2001

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from             to
Commission file number	Exact name of Registrant as specified in its charter, State of incorporation, Address and Telephone number	IRS Employer Identification No.
1-14766	Energy East Corporation (A New York Corporation) P. O. Box 12904 Albany, New York 12212-2904 (518) 434-3049	14-1798693
1-5139	Central Maine Power Company (A Maine Corporation) 83 Edison Drive Augusta, Maine 04336 (207) 623-3521	01-0042740
1-3103-2	New York State Electric & Gas Corporation (A New York Corporation) P. O. Box 3287 Ithaca, New York 14852-3287 (607) 347-4131	15-0398550

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

As of July 31, 2001, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	116,349,598
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)

(1) All shares are owned by CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation.
(2) All shares are owned by Energy East Corporation.

This combined Form 10-Q is separately filed by Energy East Corporation, Central Maine Power Company and New York State Electric & Gas Corporation. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Item	TABLE OF CONTENTS	Page
	PART I - FINANCIAL INFORMATION
1 2	Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		1 2 4 5 5 6 12

Central Maine Power Company
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		15 16 18 19 19 20 21

New York State Electric & Gas Corporation
  Statements of Income
  Balance Sheets
  Statements of Cash Flows
  Statements of Retained Earnings
  Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		23 24 26 27 27 28 29
	Notes to Financial Statements Forward-looking Statements	31 34
3	Quantitative and Qualitative Disclosures About Market Risk	35
	PART II - OTHER INFORMATION
4	Submission of Matters to a Vote of Security Holders Energy East Corporation Central Maine Power Company New York State Electric & Gas Corporation	35 36 36
6	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K	36 36
Signatures		37
Exhibit Index		38

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2001	2000	2001	2000
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$849,010	$571,919	$2,120,148	$1,256,345
Operating Expenses
Electricity purchased and fuel used in generation	339,469	222,694	692,097	449,129
Natural gas purchased	144,688	67,271	514,159	180,900
Other operating expenses	145,050	83,430	285,788	163,239
Maintenance	32,441	26,343	68,454	47,321
Depreciation and amortization	51,173	34,631	102,513	67,570
Other taxes	46,028	39,434	104,448	80,743
Total Operating Expenses	758,849	473,803	1,767,459	988,902
Operating Income	90,161	98,116	352,689	267,443
Other (Income) and Deductions	(10,322)	(7,559)	(9,076)	(15,155)
Interest Charges, Net	56,629	29,164	112,254	57,576
Preferred Stock Dividends of Subsidiaries	477	99	955	198
Income Before Income Taxes	43,377	76,412	248,556	224,824
Income Taxes	16,803	19,941	106,381	75,026
Net Income	$26,574	$56,471	$142,175	$149,798
Earnings Per Share, basic and diluted	$.23	$.50	$1.22	$1.32
Dividends Paid Per Share	$.23	$.22	$.46	$.44
Average Common Shares Outstanding	116,399	113,397	116,890	113,087

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	June 30, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$159,051	$143,626
Special deposits	656	21,516
Accounts receivable, net	563,575	536,280
Fuel, at average cost	67,434	65,496
Materials and supplies, at average cost	22,237	22,759
Accumulated deferred income tax benefits, net	3,970	5,007
Prepayments	34,066	57,720
Total Current Assets	850,989	852,404
Utility Plant, at Original Cost
Electric	4,694,849	4,784,312
Natural gas	1,693,888	1,665,386
Common	212,955	220,124
	6,601,692	6,669,822
Less accumulated depreciation	3,042,699	3,096,283
Net Utility Plant in Service	3,558,993	3,573,539
Construction work in progress	43,936	59,389
Total Utility Plant	3,602,929	3,632,928
Other Property and Investments, Net	287,766	259,708
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	229,148	234,929
Unfunded future income taxes	192,280	184,570
Unamortized loss on debt reacquisitions	56,083	58,848
Demand-side management program costs	33,533	48,929
Environmental remediation costs	75,964	78,406
Other	251,397	241,396
Total regulatory assets	838,405	847,078
Other assets
Goodwill, net	935,803	952,358
Prepaid pension benefits	391,583	350,038
Other	121,643	119,214
Total other assets	1,449,029	1,421,610
Total Regulatory and Other Assets	2,287,434	2,268,688
Total Assets	$7,029,118	$7,013,728

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	June 30, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$84,015	$25,285
Notes payable	359,777	418,995
Accounts payable and accrued liabilities	240,602	345,424
Interest accrued	35,917	35,309
Taxes accrued	17,064	-
Other	129,283	211,784
Total Current Liabilities	866,658	1,036,797
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	112,078	91,421
Deferred income taxes, unfunded future income taxes	78,443	75,473
Gain on sale of generation assets	215,992	232,041
Pension benefits	93,766	96,514
Other	74,778	76,813
Total regulatory liabilities	575,057	572,262
Other liabilities
Deferred income taxes	435,848	457,495
Nuclear plant obligations	229,148	234,929
Other postretirement benefits	287,530	279,864
Environmental remediation costs	90,497	91,811
Other	270,579	233,910
Total other liabilities	1,313,602	1,298,009
Total Regulatory and Other Liabilities	1,888,659	1,870,271
Long-term debt	2,470,193	2,346,814
Total Liabilities	5,225,510	5,253,882
Commitments	-	-
Preferred Stock of Subsidiaries Preferred stock redeemable solely at the option of subsidiaries	43,324	43,324
Common Stock Equity Common stock	1,178	1,191
Capital in excess of par value	846,974	871,078
Retained earnings	1,006,411	918,016
Accumulated other comprehensive income	(55,339)	(34,823)
Treasury stock, at cost	(38,940)	(38,940)
Total Common Stock Equity	1,760,284	1,716,522
Total Liabilities and Stockholders' Equity	$7,029,118	$7,013,728

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2001	2000
Operating Activities	(Thousands)
Net income	$142,175	$149,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	102,513	67,570
Income taxes and investment tax credits deferred, net	4,599	(15,084)
Pension income	(34,915)	(32,047)
Changes in current operating assets and liabilities
Accounts receivable	124,705	37,582
Inventory	(1,416)	(5,181)
Prepayments	23,654	3,467
Accounts payable and accrued liabilities	(104,822)	(27,296)
Taxes accrued	17,064	39,978
Other current liabilities	(82,501)	7,375
Other, net	6,038	(30,822)
Net Cash Provided by Operating Activities	197,094	195,340
Investing Activities
Acquisition, net of cash acquired	-	(212,025)
Utility plant additions	(76,101)	(51,813)
Temporary investments, net	-	301,618
Other property and investments	(15,836)	(4,321)
Other	17,527	247
Net Cash (Used in) Provided by Investing Activities	(74,410)	33,706
Financing Activities
Repurchase of common stock	(24,117)	(136,061)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(965)	(96,296)
Long-term note issuances	35,000	3,710
Long-term note retirements	(4,179)	(785)
Notes payable, net	(59,218)	(41,914)
Dividends on common stock	(53,780)	(49,057)
Net Cash Used in Financing Activities	(107,259)	(320,403)
Net Increase (Decrease) in Cash and Cash Equivalents	15,425	(91,357)
Cash and Cash Equivalents, Beginning of Period	143,626	116,806
Cash and Cash Equivalents, End of Period	$159,051	$25,449
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$107,468 $76,132	$58,076 $57,491
Acquisition: Fair value of assets acquired Liabilities assumed Common stock issued Cash acquired	- - - -	$585,512 (152,251) (215,382) (5,854)
Net cash paid for acquisition	-	$212,025

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2001	2000
	(Thousands)
Balance, Beginning of Period	$918,016	$782,588

Add net income	142,175	149,798

Deduct dividends on common stock	53,780	49,057

Balance, End of Period	$1,006,411	$883,329

The notes on pages 31 through 34 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2001	2000	2001	2000
	(Thousands)
Net income	$26,574	$56,471	$142,175	$149,798
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	86	12	86	1
Net unrealized gain on investments	5,798	794	1,208	2,319
Minimum pension liability adjustment	50	-	50	(1,351)
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	58,250	-
Unrealized losses on derivatives qualified as hedges	(51,733)	-	(66,142)	-
Reclassification adjustment for gains included in net income	(2,933)	-	(13,968)	-
Net unrealized losses on derivatives qualified as hedges	(54,666)	-	(21,860)	-
Total other comprehensive income (loss)	(48,732)	806	(20,516)	969
Comprehensive income (loss)	$(22,158)	$57,277	$121,659	$150,767

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Energy East Corporation

(a) Liquidity and Capital Resources

RGS Energy Merger Agreement

In February 2001 Energy East Corporation (Energy East or the company) announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1.0 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting.

Under the merger agreement 45% of the RGS Energy common stock will be exchanged for Energy East common stock with a value of $39.50 per RGS Energy share, subject to restrictions on the minimum and maximum number of shares to be issued, and 55% of the RGS Energy common stock will be converted into $39.50 in cash per RGS Energy share. RGS Energy shareholders will be able to elect the form of consideration they wish to receive, subject to proration. The company intends to finance the cash portion of the transaction primarily through the issuance of long-term debt and trust preferred securities. (See Item 2 - Financing Activities.)

The merger is subject to, among other things, the approvals of various regulatory agencies, including the New York State Public Service Commission (NYPSC), Federal Energy Regulatory Commission (FERC), Nuclear Regulatory Commission (NRC) and Securities and Exchange Commission (SEC). The company has made filings with the NYPSC, FERC and SEC. All regulatory approvals are expected to be obtained by the first quarter of 2002. RGS Energy and Energy East each held their annual meeting on June 15, 2001: RGS Energy's shareholders approved the merger and Energy East's shareholders approved the issuance of Energy East shares in connection with the merger.

Electric Delivery Business

(See the company's Form 10-K for the fiscal year ended December 31, 2000, Item 7 - Liquidity and Capital Resources , Electric Delivery Business and the company's Form 10-Q for the quarter ended March 31, 2001, Item 2(a) Liquidity and Capital Resources - Electric Delivery Business.)

Sale of Nine Mile Point 2: New York State Electric & Gas Corporation (NYSEG) owns an 18% interest in the Nine Mile Point 2 nuclear generating station (NMP2). In December 2000 Constellation Nuclear was announced as the successful bidder in the sale of 82% of the interest in NMP2, including NYSEG's 18% share. NYSEG will receive $64 million at closing and five annual principal and interest payments totaling $85 million for its share of NMP2. The NRC, FERC, NYPSC and other regulatory bodies must approve the sale on terms acceptable to the sellers. Settlement discussions with the NYPSC and other parties are ongoing. The transaction is expected to close later this year.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

NYSEG's Price Protection Plan: On August 3, 2001, NYSEG revised the Price Protection Plan it previously filed with the NYPSC on March 14, 2001. The more significant modifications to the Price Protection Plan include:

  The addition of a 3% price reduction on January 1, 2002, for all NYSEG electricity customers except energy-intensive customers who will receive a 5% price reduction on March 1, 2002.
  Offering two options, beginning January 1, 2003, to enhance competitive choices. Under one option, customers could choose a fixed price from NYSEG for electric supply and delivery to ensure price stability. Under a second option, customers could choose to pay NYSEG a fixed price for delivery and receive their supply from an energy services company. These new pro-competition options would be separate from NYSEG's existing customer choice program.
  Shortening the term of the Price Protection Plan. The plan would now end December 31, 2007, with the option for NYSEG to extend it one year with the NYPSC's approval.
  The addition of a mechanism, beginning in 2003, to share electric earnings above a threshold of $100 million with customers. NYSEG would also retain savings brought about by the merger between Energy East and RGS Energy.

NYSEG has requested approval of the modified Price Protection Plan by September 30, 2001.

Retail Access Credit: In May 2000 the NYPSC instituted proceedings to review NYSEG's retail access credit (the amount backed out of a customer's bill when that customer participates in retail access). In September 2000 the NYPSC issued an order denying a petition NYSEG had filed in August 2000 related to issues concerning its retail access credit. In January 2001 the NYPSC issued an order directing NYSEG to adopt a market-based retail access credit, effective February 1, 2001. As a result of this order, NYSEG will be exposed to fluctuations in the spot price of electricity for customers who have chosen retail access.

On April 26, 2001, the NYPSC issued an order denying NYSEG's request to recover costs and lost revenues associated with the implementation of the market-based retail access credit. On May 24, 2001, NYSEG filed a petition for rehearing with the NYPSC. On May 25, 2001, NYSEG began an action in the New York State Supreme Court (Albany County) for review of the NYPSC order.

Central Maine Power Alternative Rate Plan: In September 2000 the Maine Public Utilities Commission (MPUC) approved Central Maine Power Company's (CMP) Alternative Rate Plan (ARP 2000). On December 18, 2000, an appeal was filed in the Maine Supreme Judicial Court by the Industrial Energy Consumer Group arguing that the MPUC order in CMP's ARP 2000, in certain respects, was unlawful. On July 18, 2001, the Court issued a decision affirming the MPUC's ARP 2000 order.

Independent System Operators: The New York Independent System Operator (NYISO) has operational control over certain transmission facilities of each of the New York transmission-owning utilities, including NYSEG. The NYISO administers centralized capacity, energy, transmission and ancillary service markets, including operating reserves markets in New York.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

In early 2000 the NYISO's operating reserves markets experienced problems that resulted in substantial charges to all customers required to buy operating reserves, including NYSEG. Several parties, including NYSEG, commenced FERC and court proceedings in response to these problems. In May 2000 the FERC ordered a bid cap for a portion of the operating reserves markets until the market problems are corrected and the NYISO demonstrates that all reserves markets are competitive, but did not order refunds of earlier higher operating reserves prices as sought by NYSEG.

In response to complaints and other filings by NYSEG and other parties that raised concerns over energy market flaws, FERC approved in July 2000 a bid cap on energy of $1,000 per megawatt-hour in the NYISO's energy markets. FERC subsequently extended the bid cap until October 31, 2001. The bid cap may limit the price NYSEG pays or receives for energy it buys or sells in the NYISO energy markets.

In the second quarter of 2001 the NYISO filed with FERC an Automated Mitigation Procedure (AMP). The AMP is designed to mitigate certain unusually high bids so that market prices are not driven by bids that appear to be influenced by the exercise of market power. FERC approved the implementation of the AMP through October 31, 2001.

On July 12, 2001, FERC issued an order requiring the NYISO to negotiate with neighboring independent system operators and trading partners to form a single Northeastern Regional Transmission Organization (RTO). The NYISO and other parties involved in negotiating the formation of the RTO have been ordered to participate in settlement discussions for 45 days. NYSEG had previously advocated the formation of a Northeast/Mid-Atlantic RTO because it believes that a regional operator of the power transmission grid and wholesale power market is essential to ensure market liquidity and an orderly transition to a competitive market.

Energy Taxes: New York State legislation in 2000 included major changes to the taxation of electric and natural gas companies. Those changes included, among others, the repeal of certain gross receipts taxes and the imposition of a net income tax. On June 28, 2001, the NYPSC issued an order concerning the ratemaking treatment related to the implementation of those tax changes. The order placed certain limits on the recovery of state income taxes but authorized NYSEG to petition for recovery of such taxes. NYSEG filed a petition dated July 26, 2001, for recovery of all costs associated with the tax law changes consistent with its approved electric rate and restructuring agreement.

Electricity Transmission Rates: On July 2, 2001, CMP filed with FERC to increase its local transmission rates, beginning June 1, 2001, to recover increased costs associated with transmission during periods of high demand and other costs.

Transmission Planning and Expansion: On June 13, 2001, FERC issued an order that addressed a number of transmission planning and expansion issues that would directly affect CMP as a New England transmission owner. The FERC order discussed giving exclusive responsibility for the transmission planning process to the ISO New England, Inc., rather than the transmission owner. It also discussed redefining the cost-sharing responsibilities of independent power producers for transmission expansion costs.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Natural Gas Delivery Business

(See the company's Form 10-K for the fiscal year ended December 31, 2000, Item 7 - Liquidity and Capital Resources , Natural Gas Delivery Business and the company's Form 10-Q for the quarter ended March 31, 2001, Item 2(a) Liquidity and Capital Resources - Natural Gas Delivery Business.)

Natural Gas Supply Alliance: Energy East's four natural gas companies: NYSEG, The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG) and The Berkshire Gas Company (Berkshire Gas), entered into a one-year strategic alliance agreement with BP Energy Company effective March 30, 2001, for the acquisition, optimization and management of natural gas supply, including price risk management. The alliance is expected to provide the companies with greater supply flexibility and enhance the benefits of a larger natural gas portfolio as a result of Energy East's mergers that were completed in 2000. The alliance is based on sharing incremental savings. The companies still own and control their natural gas assets and work with BP Energy to obtain the lowest cost supply while maintaining reliability of service. The Energy East natural gas companies have received the required regulatory approvals concerning the alliance.

Southern Connecticut Gas Incentive Rate Plan: In January 2001 the Office of Consumer Counsel (OCC) filed an appeal in State Superior Court arguing that the Connecticut Department of Public Utility Control's (DPUC) order in December 2000 approving the SCG multi-year incentive rate plan (IRP) was unlawful. On March 30, 2001, the OCC filed a Motion to Stay the implementation of the DPUC's order, but the Court denied the motion on June 18, 2001. The outcome of the appeal cannot be predicted, but the company believes it is without merit.

The DPUC initiated settlement discussions in July 2001 with the company and other parties concerning certain open proceedings including the method and timing of recovery, through SCG's purchased gas adjustment clause, of gas costs that have been deferred. SCG cannot predict whether or not a settlement proposal will be reached as a result of the discussions.

Connecticut Natural Gas Incentive Rate Plan: In May 2001 the DPUC issued a decision for CNG's IRP, approving a four-year term and replacing the proposed sharing in returns on equity with a graduated sharing in returns on equity in excess of 10.8%. The excess over 10.8% would be shared among shareholders and customers as follows: first 2% 75/25, next 4% 50/50 and over 6% 25/75. Performance and service measures were also adopted. After-tax merger-related natural gas cost savings are to be shared 50/50. On June 20, 2001, the OCC filed an appeal in Superior Court, arguing that the IRP approved by the DPUC for CNG was unlawful. The outcome of the appeal cannot be predicted, but the company believes it is without merit.

Berkshire Gas Rate Increase: On July 17, 2001, Berkshire Gas filed a petition with the Massachusetts Department of Telecommunications and Energy (DTE) for a rate increase that would add about $5 million, or 9%, to Berkshire Gas' total annual revenues. The DTE established February 1, 2002, as the effective date of any rate adjustments. The filing proposes a 10-year incentive-based rate plan with a mid-period review after five years. After the initial rate increase rates would be frozen until September 2004, except for potential limited adjustments

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

for certain uncontrollable costs, and service quality measurements would be established. The filing also proposes a rate design based on annual rather than seasonal rates for residential and small commercial and industrial customers.

Other Businesses

Cayuga Energy Generating Plant: On May 29, 2001, Cayuga Energy, a wholly-owned subsidiary of the company, and PEI Power Corporation announced that their newly-constructed peaking-power plant in Archbald, Pennsylvania is in service and selling electricity to the mid-Atlantic market. In July 2000 the two companies announced the formation of a joint venture company, PEI Power II, L.L.C., to build and operate the 45-megawatt natural gas-fired plant. Cayuga Energy owns 50.1% of the plant and manages fuel procurement and electricity sales. PEI Power Corporation owns the remaining 49.9% and is responsible for the plant's daily operation.

Other Matters

Accounting Issues: The Financial Accounting Standards Board (FASB), in July 2001, issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).

Statement 141 requires that all business combinations be accounted for using the purchase method of accounting. Use of the pooling-of-interests method of accounting for business combinations is prohibited. Statement 141 also addresses the initial recognition and measurement of goodwill and other intangible assets. The provisions of Statement 141 will apply to all business combinations that are initiated after June 30, 2001, and to all business combinations accounted for by the purchase method of accounting that are completed after June 30, 2001. Transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method of accounting, may require companies to reclassify certain intangible assets and/or goodwill. The company is evaluating the effect that the adoption of Statement 141 is expected to have on its financial position and results of operations, including the need to reclassify certain intangible assets and/or goodwill.

Statement 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually and an impairment loss recognized as appropriate. It also requires that recognized intangible assets be amortized over their useful lives and be reviewed for impairment, and that a recognized intangible asset with an indefinite life not be amortized until its life is determined to be no longer indefinite. A recognized intangible asset that is not amortized is to be tested for impairment annually and on an interim basis if there are indications that the asset might be impaired, and an impairment loss recognized as appropriate. The provisions of Statement 142 are to become effective in fiscal years beginning after December 15, 2001. The company will adopt Statement 142 as of January 1, 2002. The company is evaluating the effects that the adoption of Statement 142 is expected to have on its financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Investing and Financing Activities

Investing Activities: Capital spending for the first six months of 2001 was $91 million, including nuclear fuel. For 2001 capital spending is projected to be $226 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: During the six months ended June 30, 2001, the company repurchased 1.3 million shares of its common stock at an average price of $18.45 per share.

The company has renewed its revolving credit agreement with certain banks that provides for borrowing up to $300 million for a 364-day period, which the company expects to continue to renew annually.

On May 31, 2001, the company filed a shelf registration statement with the SEC to sell up to $1 billion in an unspecified combination of debt and trust preferred securities. The company plans to use the net proceeds to fund the cash portion of the consideration for the pending merger with RGS Energy. (See Item 2 - RGS Energy Merger Agreement.) The company may also use a portion of the proceeds for general corporate purposes such as debt reduction, new facilities, working capital and repurchases of securities. In July 2001 a business trust subsidiary issued $345 million of 81/4% trust preferred securities. The proceeds were used to purchase Energy East's 81/4% junior subordinated debt securities. Payments on such debt securities will be used by the trust to pay dividends on the trust preferred securities.

CMP issued the following Series E Medium Term Notes (MTN), the proceeds of which were used to redeem debt and for general corporate purposes:

  On January 30, 2001, $25 million of 6.67% Series E MTNs due January 2006.
  On June 20, 2001, $10 million of 7% Series E MTNs due June 2011.
  On July 16, 2001, $5 million of 6 7/8% Series E MTNs due July 2008.
  On July 23, 2001, $20 million of 6 3/8% Series E MTNs due July 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

(b) Results of Operations

Due to the mergers completed in 2000 - Connecticut Energy Corporation (CNE) in February 2000 and CMP Group, Inc, CTG Resources, Inc. and Berkshire Energy Resources in September 2000 - the company's results of operations for the quarter and six months ended June 30, 2001, include those merged companies. Results of operations for the quarter ended June 30, 2000, include CNE and for the six months ended June 30, 2000, include CNE beginning with February 2000.
Three months ended June 30 (Thousands, except per share amounts)	2001	2000	Change
Operating Revenues	$849,010	$571,919	48%
Operating Income	$90,161	$98,116	(8%)
Net Income	$26,574	$56,471	(53%)
Average Common Shares Outstanding	116,399	113,397	3%
Earnings Per Share, basic and diluted	$.23	$.50	(54%)
Dividends Paid Per Share	$.23	$.22	5%

Earnings per share decreased 20 cents for the quarter, excluding a non-recurring benefit in 2000 from the sale of the company's coal-fired generation assets. The decrease is primarily due to the seasonal nature of the earnings from the merged companies and lower electric transmission revenues as compared to last year's abnormally high levels.
Six months ended June 30 (Thousands, except per share amounts)	2001	2000	Change
Operating Revenues	$2,120,148	$1,256,345	69%
Operating Income	$352,689	$267,443	32%
Net Income	$142,175	$149,798	(5%)
Average Common Shares Outstanding	116,890	113,087	3%
Earnings Per Share, basic and diluted	$1.22	$1.32	(8%)
Dividends Paid Per Share	$.46	$.44	5%

Earnings per share for the six months decreased three cents, excluding a non-recurring benefit in 2000 from the sale of the company's coal-fired generation assets. The decrease is primarily due to higher prices of natural gas purchased, lower electric transmission revenues as compared to last year's abnormally high levels and a federal income tax audit adjustment that benefited earnings in 2000. Those decreases were partially offset by earnings from the merged companies, higher retail electricity deliveries because of colder winter weather this year and the share repurchase program. Earnings for the remainder of 2001, as compared to last year, are expected to be weaker in the third quarter due to the seasonal nature of the merged companies' businesses and stronger in the fourth quarter due to the realization of merger synergies and lower earnings last year for NYSEG.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Operating Results for the Electric Delivery Business
Three months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	5,501	3,261	69%
Operating Revenues	$592,781	$432,624	37%
Operating Expenses	$492,260	$328,685	50%
Operating Income	$100,521	$103,939	(3%)

The $160 million increase in operating revenues is primarily due to the addition of CMP's delivery revenues and higher retail deliveries due to warmer weather this quarter. Those increases were partially offset by lower wholesale deliveries and lower transmission revenues.

Operating expenses increased $164 million primarily due to the addition of CMP's purchases for retail deliveries and its operating costs. That increase was partially offset by lower purchased power costs, primarily due to lower wholesale deliveries, and cost control efforts.
Six months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	11,705	6,822	72%
Operating Revenues	$1,280,787	$870,635	47%
Operating Expenses	$991,128	$659,835	50%
Operating Income	$289,659	$210,800	37%

The $410 million increase in operating revenues is primarily due to the addition of CMP's delivery revenues and higher retail deliveries because of colder weather in the first quarter this year. Those increases were partially offset by lower wholesale deliveries and lower transmission revenues.

Operating expenses increased $331 million primarily due to the addition of CMP's operating costs. That increase was partially offset by lower purchased power costs, primarily due to lower wholesale deliveries, and cost control efforts.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Operating Results for the Natural Gas Delivery Business
Three months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	26,442	18,081	46%
Operating Revenues	$181,610	$105,041	73%
Operating Expenses	$184,875	$106,983	73%
Operating Loss	$(3,265)	$(1,942)	68%

The $77 million increase in operating revenues is primarily due to the addition of delivery revenues from CNG and Berkshire Gas and the recovery of increased natural gas costs caused by higher market prices. Those increases were partially offset by lower wholesale sales and lower retail deliveries.

Operating expenses increased $78 million primarily due to operating costs associated with CNG and Berkshire Gas, and an increase in retail purchased gas costs caused by higher market prices.

Six months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	81,938	52,574	56%
Operating Revenues	$694,823	$316,344	120%
Operating Expenses	$615,735	$253,892	143%
Operating Income	$79,088	$62,452	27%

The $378 million increase in operating revenues is primarily due to the addition of delivery revenues from CNG, SCG and Berkshire Gas and the recovery of increased natural gas costs caused by higher market prices.

Operating expenses increased $362 million primarily due to operating costs associated with CNG, SCG and Berkshire Gas, and an increase in retail purchased gas costs caused by higher market prices.

Item 1.  Financial Statements
(CMP is a wholly-owned subsidiary of CMP Group, Inc. Effective September 1, 2000, CMP Group became a wholly-owned subsidiary of Energy East Corporation.)

Central Maine Power Company
Consolidated Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2001	Predecessor 2000	2001	Predecessor 2000
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$192,472	$192,558	$422,632	$458,354
Operating Expenses
Electricity purchased and fuel used in generation	115,358	117,803	233,660	256,887
Other operating expenses	43,361	59,767	85,539	106,522
Maintenance	9,233	11,674	20,748	18,150
Depreciation and amortization	9,095	8,095	18,240	18,493
Other taxes	4,912	5,010	9,978	9,909
Total Operating Expenses	181,959	202,349	368,165	409,961
Operating Income	10,513	(9,791)	54,467	48,393
Other (Income) and Deductions	(1,804)	(3,867)	(2,083)	(10,652)
Interest Charges, Net	6,565	4,409	13,065	26,961
Recovery of Non-Provided Deferred Income Taxes	-	781	-	(74,640)
Income (Loss) Before Income Taxes	5,752	(11,114)	43,485	106,724
Income Taxes	1,977	(5,571)	17,465	78,499
Net Income	3,775	(5,543)	26,020	28,225
Preferred Stock Dividends	361	559	721	1,118
Earnings Available for Common Stock	$3,414	$(6,102)	$25,299	$27,107

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	June 30, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$11,720	$17,933
Accounts receivable, net	117,410	135,707
Materials and supplies, at average cost	9,348	9,052
Accumulated deferred income tax benefits, net	1,404	4,533
Prepayments	7,844	9,574
Other	34	38
Total Current Assets	147,760	176,837
Utility Plant, at Original Cost
Electric	1,298,317	1,392,693
Less accumulated depreciation	477,658	571,275
Net Utility Plant in Service	820,659	821,418
Construction work in progress	16,135	16,682
Total Utility Plant	836,794	838,100
Other Property	6,557	6,526
Investment in Associated Companies, at Equity	33,766	33,952
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	229,148	234,929
Unfunded future income taxes	84,230	80,999
Unamortized loss on debt reacquisitions	11,208	12,057
Demand-side management program costs	17,308	20,563
Environmental remediation costs	7,058	8,217
Other	133,510	118,480
Total regulatory assets	482,462	475,245
Other assets
Goodwill, net	338,243	342,306
Prepaid pension benefits	29,670	32,070
Other	16,700	23,761
Total other assets	384,613	398,137
Total Regulatory and Other Assets	867,075	873,382
Total Assets	$1,891,952	$1,928,797

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	June 30, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$72,218	$12,946
Notes payable	24,000	46,500
Accounts payable and accrued liabilities	75,200	77,075
Interest accrued	4,810	5,084
Other	41,941	57,423
Total Current Liabilities	218,169	199,028
Regulatory and Other Liabilities Regulatory liabilities
Deferred income taxes	40,335	28,812
Deferred income taxes, unfunded future income taxes	34,370	33,051
Gain on sale of generation assets	215,993	232,041
Pension benefits	45,824	47,632
Other	29,091	37,796
Total regulatory liabilities	365,613	379,332
Other liabilities
Deferred income taxes	15,369	20,065
Nuclear plant obligations	229,148	234,929
Other postretirement benefits	69,822	69,808
Environmental remediation costs	3,946	4,147
Other	112,992	99,710
Total other liabilities	431,277	428,659
Total Regulatory and Other Liabilities	796,890	807,991
Long-term debt	196,588	222,309
Total Liabilities	1,211,647	1,229,328
Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Capital in excess of par value	(3,410)	(3,503)
Common Stock Equity Common stock	162,213	162,213
Capital in excess of par value	501,142	500,897
Retained earnings	3,605	23,291
Accumulated other comprehensive income	184	-
Treasury stock, at cost	(19,000)	(19,000)
Total Common Stock Equity	648,144	667,401
Total Liabilities and Stockholder's Equity	$1,891,952	$1,928,797

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2001	Predecessor 2000
	(Thousands)
Operating Activities
Net income	$26,020	$28,225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,240	18,493
Income taxes and investment tax credits deferred, net	8,677	(11,895)
Power supply costs recovered with asset sale	-	(9,612)
Changes in current operating assets and liabilities
Accounts receivable	18,297	37,903
Inventory	(296)	121
Prepayments	1,689	(7,573)
Accounts payable and accrued liabilities	(1,875)	(30,463)
Other current liabilities	(12,882)	15,816
Changes in deferred balances and related carrying costs	(754)	8,351
Other, net	(5,900)	16,527
Net Cash Provided by Operating Activities	51,216	65,893
Investing Activities
Utility plant additions	(22,692)	(36,848)
Contributions in aid of construction, net	-	22,737
Other property and investments, net	(54)	848
Net Cash Used in Investing Activities	(22,746)	(13,263)
Financing Activities
Long-term note issuances	35,000	75,000
Long-term note retirements	(1,477)	(61,467)
Notes payable, net	(22,500)	-
Dividends on common and preferred stock	(45,706)	(23,707)
Net Cash Used in Financing Activities	(34,683)	(10,174)
Net Increase in Cash and Cash Equivalents	(6,213)	42,456
Cash and Cash Equivalents, Beginning of Period	17,933	112,873
Cash and Cash Equivalents, End of Period	$11,720	$155,329
Supplemental Disclosure of Cash Flows Information
Cash paid during the period:
Interest, net of amounts capitalized	$11,700	$8,517
Income taxes	$10,697	$24,824

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2001	Predecessor 2000
	(Thousands)
Balance, beginning of period	$23,291	$100,754
Add net income	26,020	28,225
	49,311	128,979
Deduct dividends on capital stock
Preferred	721	1,225
Common	44,985	22,482
Amortization of reacquired capital stock	-	17
	45,706	23,724
Balance, end of period	$3,605	$105,255

The notes on pages 31 through 34 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2001	Predecessor 2000	2001	Predecessor 2000
	(Thousands)
Net income	$3,775	$(5,543)	$26,020	$28,225
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on investments	(91)	-	184	-
Total other comprehensive income (loss)	(91)	-	184	-
Comprehensive income (loss)	$3,684	$(5,543)	$26,204	$28,225

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Central Maine Power Company

(a) Liquidity and Capital Resources

Electric Delivery Business

Central Maine Power Alternative Rate Plan: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Electricity Transmission Rates : See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion : See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Other Matters

Accounting Issues: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the first half of 2001 was $23 million, including nuclear fuel. For 2001 capital spending is projected to be $45 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of electric delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: CMP issued the following Series E Medium Term Notes (MTN), the proceeds of which were used to redeem debt and for general corporate purposes:

  On January 30, 2001, $25 million of 6.67% Series E MTNs due January 2006.
  On June 20, 2001, $10 million of 7% Series E MTNs due June 2011.
  On July 16, 2001, $5 million of 6 7/8% Series E MTNs due July 2008.
  On July 23, 2001, $20 million of 6 3/8% Series E MTNs due July 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Central Maine Power Company

(b) Results of Operations
Three months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	2,221	2,316	(4%)
Operating Revenues	$192,472	$192,558	-
Operating Expenses	$181,959	$202,349	(10%)
Operating Income	$10,513	$(9,791)	207%
Earnings Available for Common Stock	$3,414	$(6,102)	156%

Earnings for the quarter increased $10 million primarily due to reductions in other operating expenses as a result of cost control efforts.

Operating revenues for the quarter were about the same as for the prior year. A decrease in other electric sales revenue was offset by higher transmission revenue, regional network service revenue and asset sale gain amortization.

Operating expenses decreased $20 million primarily as a result of reductions in other operating expenses due to cost control efforts.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Central Maine Power Company
Six months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	4,639	4,668	(1%)
Operating Revenues	$422,632	$458,354	(8%)
Operating Expenses	$368,165	$409,961	(10%)
Operating Income	$54,467	$48,393	13%
Earnings Available for Common Stock	$25,299	$27,107	(7%)

Earnings for the six months decreased $2 million primarily due to the deregulation of Maine's electric industry, which affected operating revenues and expenses this year as discussed below. That decrease was substantially offset by reductions in other operating expenses due to cost control efforts. CMP no longer supplies electricity unless it is directed by the MPUC to be the standard offer provider. CMP is currently the standard offer provider for commercial and industrial rate classes.

The $36 million decrease in operating revenues is primarily the result of CMP no longer collecting revenue for the supply of electricity unless directed to by the MPUC, and a rate reduction that began March 1, 2000. Those decreases were partially offset by higher transmission revenues and asset sale gain amortization.

Operating expenses decreased $42 million primarily due to decreased purchased power expenses, because CMP no longer supplies electricity unless directed to by the MPUC, and reductions in other operating expenses due to cost control efforts.

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2001	2000	2001	2000
	(Thousands, except per share amounts)
Operating Revenues
Electric	$400,220	$432,624	$857,982	$870,635
Natural gas	55,320	62,619	223,019	200,372
Total Operating Revenues	455,540	495,243	1,081,001	1,071,007
Operating Expenses
Electricity purchased and fuel used in generation	193,796	207,868	395,316	422,983
Natural gas purchased	39,907	40,982	162,516	109,535
Other operating expenses	61,882	58,451	116,796	117,203
Maintenance	19,811	25,453	40,873	45,690
Depreciation and amortization	25,791	27,246	51,128	54,737
Other taxes	31,034	34,008	65,903	70,100
Total Operating Expenses	372,221	394,008	832,532	820,248
Operating Income	83,319	101,235	248,469	250,759
Interest Charges, Net	27,112	24,749	53,764	50,175
Other (Income) and Deductions	(919)	1,074	1,467	253
Income Before Income Taxes	57,126	75,412	193,238	200,331
Income Taxes	23,907	20,721	80,421	62,175
Net Income	33,219	54,691	112,817	138,156
Preferred Stock Dividends	99	99	198	198
Earnings Available for Common Stock	$33,120	$54,592	$112,619	$137,958

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	June 30, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$12,647	$17,618
Special deposits	522	21,440
Accounts receivable, net	288,976	200,846
Fuel, at average cost	23,049	28,677
Materials and supplies, at average cost	7,116	7,395
Prepayments	23,281	27,893
Accumulated deferred income tax benefits, net	3,966	3,943
Total Current Assets	359,557	307,812
Utility Plant, at Original Cost
Electric	3,396,532	3,391,619
Natural gas	642,025	635,563
Common	132,838	140,020
	4,171,395	4,167,202
Less accumulated depreciation	2,141,141	2,116,787
Net Utility Plant in Service	2,030,254	2,050,415
Construction work in progress	16,483	25,006
Total Utility Plant	2,046,737	2,075,421
Other Property and Investments, Net	78,314	76,737
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	45,001	44,610
Unamortized loss on debt reacquisitions	44,875	46,791
Demand-side management program costs	16,225	28,366
Environmental remediation costs	57,200	58,200
Other	32,253	30,386
Total regulatory assets	195,554	208,353
Other assets
Prepaid pension benefits	292,978	250,826
Goodwill, net	11,390	11,582
Other	20,325	22,254
Total other assets	324,693	284,662
Total Regulatory and Other Assets	520,247	493,015
Total Assets	$3,004,855	$2,952,985

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	June 30, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$551	$1,088
Notes payable	38,000	123,000
Accounts payable and accrued liabilities	102,858	160,654
Interest accrued	17,556	15,925
Taxes accrued	12,038	9,006
Other	49,862	71,510
Total Current Liabilities	220,865	381,183
Regulatory and Other Liabilities Regulatory liabilities
Deferred income taxes	44,543	50,306
Deferred income taxes, unfunded future income taxes	18,848	18,848
Other	23,286	16,975
Total regulatory liabilities	86,677	86,129
Other liabilities
Deferred income taxes	287,692	287,560
Other postretirement benefits	190,404	183,666
Environmental remediation costs	76,500	77,500
Derivative liabilities	32,570	-
Other	93,417	100,148
Total other liabilities	680,583	648,874
Total Regulatory and Other Liabilities	767,260	735,003
Long-term debt	1,341,488	1,189,249
Total Liabilities	2,329,613	2,305,435
Commitments	-	-
Preferred Stock Preferred stock redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	170,678	170,678
Retained earnings	82,405	35,329
Accumulated other comprehensive income	(18,057)	1,327
Total Common Stock Equity	665,083	637,391
Total Liabilities and Stockholder's Equity	$3,004,855	$2,952,985

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2001	2000
Operating Activities	(Thousands)
Net income	$112,817	$138,156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,128	54,737
Income taxes and investment tax credits deferred, net	6,285	(6,551)
Pension income	(36,082)	(32,625)
Changes in current operating assets and liabilities
Accounts receivable	63,870	16,759
Loan receivable, affiliated company	-	17,789
Inventory	5,907	(3,787)
Prepayments	4,612	2,401
Accounts payable and accrued liabilities	(57,796)	(35,897)
Taxes accrued	3,032	38,209
Other current liabilities	(21,648)	(4,551)
Other, net	20,189	(4,221)
Net Cash Provided by Operating Activities	152,314	180,419
Investing Activities
Utility plant additions	(30,142)	(38,857)
Other property and investments	1,374	1,186
Other	22,224	184
Net Cash Used in Investing Activities	(6,544)	(37,487)
Financing Activities
Notes payable, net	(85,000)	(129,240)
Dividends on common and preferred stock	(65,741)	(121,702)
Net Cash Used in Financing Activities	(150,741)	(250,942)
Net Decrease in Cash and Cash Equivalents	(4,971)	(108,010)
Cash and Cash Equivalents, Beginning of Period	17,618	114,494
Cash and Cash Equivalents, End of Period	$12,647	$6,484
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$49,732 $63,531	$48,586 $56,516

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2001	2000
	(Thousands)
Balance, Beginning of Period	$35,329	$26,731
Add net income	112,817	138,156
	148,146	164,887
Deduct Dividends on Capital Stock
Preferred	198	198
Common	65,543	121,504
	65,741	121,702
Balance, End of Period	$82,405	$43,185

The notes on pages 31 through 34 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2001	2000	2001	2000
	(Thousands)
Net income	$33,219	$54,691	$112,817	$138,156
Other comprehensive income (loss), net of tax
Net unrealized gain on investments	5	756	84	894
Minimum pension liability adjustment	50	-	50	(1,351)
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	54,602	-
Unrealized losses on derivatives qualified as hedges	(48,460)	-	(61,721)	-
Reclassification adjustment for gains included in net income	(2,561)	-	(12,399)	-
Net unrealized losses on derivatives qualified as hedges	(51,021)	-	(19,518)	-
Total other comprehensive income (loss)	(50,966)	756	(19,384)	(457)
Comprehensive income (loss)	$(17,747)	$55,447	$93,433	$137,699

The notes on pages 31 through 34 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

New York State Electric & Gas Corporation

(a) Liquidity and Capital Resources

Electric Delivery Business

Sale of Nine Mile Point 2: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

NYSEG's Price Protection Plan: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Retail Access Credit: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Independent System Operators: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Energy Taxes: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Natural Gas Delivery Business

Natural Gas Supply Alliance: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

Other Matters

Accounting Issues: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing Activities

Investing Activities: Capital spending for the first six months of 2001 was $29 million, including nuclear fuel. For 2001 capital spending is projected to be $77 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

New York State Electric & Gas Corporation

(b) Results of Operations
Three months ended June 30 (Thousands)	2001	2000	Change
Operating Revenues	$455,540	$495,243	(8%)
Operating Income	$83,319	$101,235	(18%)
Earnings Available for Common Stock	$33,120	$54,592	(39%)

Earnings decreased $14 million for the second quarter, excluding a non-recurring benefit in 2000 from the sale of an affiliate's coal-fired generation assets. The decrease is due to lower electric transmission revenues as compared to last year's abnormally high levels and higher prices of natural gas purchased, partially offset by cost control efforts.

Six months ended June 30 (Thousands)	2001	2000	Change
Operating Revenues	$1,081,001	$1,071,007	1%
Operating Income	$248,469	$250,759	(1%)
Earnings Available for Common Stock	$112,619	$137,958	(18%)

Earnings for the six months decreased $18 million, excluding a non-recurring benefit in 2000 from the sale of an affiliate's coal-fired generation assets. The decrease is primarily due to higher prices of natural gas purchased, lower electric transmission revenues as compared to last year's abnormally high levels and a federal income tax audit adjustment that benefited earnings in 2000. Those decreases were partially offset by higher retail electricity deliveries because of colder winter weather this year, lower electric ancillary services costs and cost control efforts.

Operating Results for the Electric Delivery Business
Three months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	3,280	3,261	1%
Operating Revenues	$400,220	$432,624	(7%)
Operating Expenses	$310,211	$328,685	(6%)
Operating Income	$90,009	$103,939	(13%)

The $32 million decrease in operating revenues for the second quarter is primarily due to lower wholesale deliveries and lower transmission revenues. Those decreases were partially offset by higher retail deliveries due to warmer weather this quarter.

Operating expenses decreased $18 million for the quarter due to lower purchased power costs, primarily due to lower wholesale deliveries, and cost control efforts.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

New York State Electric & Gas Corporation
Six months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	7,067	6,822	4%
Operating Revenues	$857,982	$870,635	(1%)
Operating Expenses	$622,785	$659,835	(6%)
Operating Income	$235,197	$210,800	12%

The $13 million decrease in operating revenues is primarily due to lower wholesale deliveries and lower transmission revenues. Those decreases were partially offset by higher retail deliveries because of colder winter weather this year.

Operating expenses decreased $37 million due to lower purchased power costs, primarily due to lower wholesale deliveries, and cost control efforts.

Operating Results for the Natural Gas Delivery Business
Three months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	9,773	10,552	(7%)
Operating Revenues	$55,320	$62,619	(12%)
Operating Expenses	$62,010	$65,323	(5%)
Operating Loss	$(6,690)	$(2,704)	147%

The $7 million decrease in operating revenues is primarily due to lower wholesale and retail deliveries.

Operating expenses decreased $3 million primarily due to lower purchased gas costs, caused by lower wholesale and retail deliveries, and cost control efforts.
Six months ended June 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	33,737	34,800	(3%)
Operating Revenues	$223,019	$200,372	11%
Operating Expenses	$209,747	$160,413	31%
Operating Income	$13,272	$39,959	(67%)

The $23 million increase in operating revenues is primarily due to the recovery of increased natural gas costs for non-residential deliveries from the first quarter this year, partially offset by lower wholesale and retail deliveries.

Operating expenses increased $49 million primarily due to an increase in the price of natural gas. That increase was partially offset by cost control efforts.

Item 1.  Financial Statements

Notes to Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation

Notes to Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5, 6
CMP	1, 2, 4, 6
NYSEG	1, 4, 5, 6

Note 1. Unaudited Financial Statements

The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of the management of the registrants, for a fair presentation of the interim results. All such adjustments are of a normal, recurring nature.

Energy East's financial statements and CMP's financial statements consolidate their majority-owned subsidiaries after eliminating all intercompany transactions.

The accompanying unaudited financial statements for each registrant should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed by each registrant for the year ended December 31, 2000. Due to the seasonal nature of the registrants' operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Acquisitions of Connecticut Energy, CMP Group, CTG Resources and Berkshire Energy

Due to completion of the company's merger with CNE on February 8, 2000, and its mergers with CMP Group, CTG Resources and Berkshire Energy on September 1, 2000, the company's consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000.

Amounts presented in the consolidated financial statements for CMP for the three months and six months ended June 30, 2000, reflect the historical predecessor amounts reported by CMP prior to its acquisition by Energy East. Amounts reported for the three months and six months ended June 30, 2001, include the amortization of goodwill related to the acquisition of CMP by Energy East.

The four merger transactions were accounted for using the purchase method. In each transaction the purchase price was allocated to the assets acquired and liabilities assumed based on values on the date of purchase. The cost in excess of the fair value of the net assets acquired in each transaction was recorded as goodwill and will be amortized on a straight-line basis over the estimated useful life. (See Energy East Corporation's Item 2(a), Other Matters - Accounting Issues.) The useful life is determined based on the individual characteristics of each acquired company and the lives range from four to 40 years. Goodwill may be adjusted over the 12 months following the mergers as actual amounts for estimated liabilities become known.

The following pro forma information for the company for the three months and six months ended June 30, 2000, which is based on unaudited data, gives effect to the company's four mergers as if they had been completed January 1, 2000. This information does not reflect future revenues or cost savings that may result from the mergers and is not indicative of actual results of operations had the mergers occurred at the beginning of the period presented or of results that may occur in the future.
Periods Ended June 30, 2000 (Thousands, except per share amounts)	Three Months	Six Months
Revenues	$848,773	$2,000,201
Net income	$67,177	$186,843
Earnings per share of common stock	$.56	$1.52

Pro forma adjustments reflected in the amounts presented above include: (1) adjusting the four merged companies' non-utility assets to fair value based on an independent appraisal, (2) amortization of goodwill, (3) elimination of merger costs, (4) adjustments for estimated tax effects of the above adjustments, (5) lower investment income due to the sale of temporary investments to complete the mergers and (6) interest expense due to the issuance of merger-related debt.

Note 3. Fair Value of Financial Instruments

CMP Group, Inc. has a $90 million investment in NEON Communications, Inc. that is classified as available-for-sale and reported at fair value, with unrealized gains and losses included in other comprehensive income. At June 30, 2001, the fair value of the investment in NEON Communications, Inc., based on quoted market prices, was $31 million. The company is evaluating this decline in fair value to determine if it is other than temporary. If the decline is determined to be other than temporary, the cost basis of the investment will be written down and the amount of the writedown will be accounted for as a realized loss.

Note 4. Segment Information

Energy East's electric delivery business consists of its regulated transmission, distribution and generation operations in New York and Maine; and its natural gas delivery business consists of its regulated transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, interest costs and operating expenses; intersegment eliminations; and non-utility businesses.

CMP's electric delivery business consists of its transmission and distribution operations. CMP operates in the State of Maine. Other includes CMP's corporate assets.

NYSEG's electric delivery business consists of its transmission, distribution and generation operations; and its natural gas segment consists of its transportation, storage and distribution operations. NYSEG operates in the State of New York. Other includes NYSEG's corporate assets.

Selected financial information for Energy East's, CMP's and NYSEG's business segments is presented in the table on the next page.

	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Three Months Ended
June 30, 2001
Operating Revenues Energy East CMP NYSEG	$592,781 $192,472 $400,220	$181,610 - $55,320	$74,619 - -	$849,010 $192,472 $455,540
Net Income Energy East CMP NYSEG	$36,994 $3,775 $39,242	$(8,977) - $(6,023)	$(1,443) - -	$26,574 $3,775 $33,219
June 30, 2000
Operating Revenues Energy East CMP (Predecessor) NYSEG	$432,624 $192,558 $432,624	$105,041 - $62,619	$34,254 - -	$571,919 $192,558 $495,243
Net Income (Loss) Energy East CMP (Predecessor) NYSEG	$60,168 $(5,543) $60,249	$(6,118) - $(5,558)	$2,421 - -	$56,471 $(5,543) $54,691
Six Months Ended
June 30, 2001
Operating Revenues Energy East CMP NYSEG	$1,280,787 $422,632 $857,982	$694,823 - $223,019	$144,538 - -	$2,120,148 $422,632 $1,081,001
Net Income Energy East CMP NYSEG	$123,337 $26,020 $109,704	$26,298 - $3,113	$(7,460) - -	$142,175 $26,020 $112,817
June 30, 2000
Operating Revenues Energy East CMP (Predecessor) NYSEG	$870,635 $458,354 $870,635	$316,344 - $200,372	$69,366 - -	$1,256,345 $458,354 $1,071,007
Net Income Energy East CMP (Predecessor) NYSEG	$119,071 $28,225 $119,235	$25,735 - $18,921	$4,992 - -	$149,798 $28,225 $138,156
Total Assets
June 30, 2001 Energy East CMP NYSEG	$4,355,865 $1,882,761 $2,176,411	$2,248,966 - $663,721	$424,287 $9,191 $164,723	$7,029,118 $1,891,952 $3,004,855
December 31, 2000 Energy East CMP NYSEG	$4,212,623 $1,919,630 $2,116,933	$2,406,848 - $639,684	$394,257 $9,167 $196,368	$7,013,728 $1,928,797 $2,952,985

Note 5. Statement 140

The FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement 125), in September 2000. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions. The company adopted Statement 140 as of April 1, 2001.

NYSEG has an agreement that expires in November 2002 to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allows the company to receive up to $152 million from the sale of such interests. As of April 1, 2001, the effective date of Statement 140, the agreement no longer qualifies as a sale of accounts receivable under the Statement 140 criteria. As a result, both accounts receivable and long-term debt on Energy East's and NYSEG's balance sheet at June 30, 2001, have increased by $152 million.

Note 6. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2001 presentation.

Forward-looking Statements

This Form 10-Q contains certain forward-looking statements that are based upon management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; regulatory uncertainty in a politically-charged environment of rising energy prices; the operation of the New York Independent System Operator (NYISO) and ISO New England, Inc.; the operation of a regional transmission organization; the ability to control non-utility generator and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements now that all of the company's coal-fired generation assets have been sold; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of CNE, CMP Group, CTG Resources, Berkshire Energy and RGS Energy with its operations; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in the companies publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See reports on Form 10-K for Energy East, CMP and NYSEG for fiscal year ended December 31, 2000, Item 7A- Quantitative and Qualitative Disclosures About Market Risk.)

Commodity Price Risk: The company's natural gas supply alliance with BP Energy provides the company with additional tools and expertise in natural gas price risk management. (See Item 2, Natural Gas Delivery Business - Natural Gas Supply Alliance.)

NYSEG has hedged approximately 91% of its expected residential natural gas load for the remainder of 2001 through gas in storage, futures and option contracts. For its remaining unhedged positions in 2001, a $1.00 per dekatherm change in the cost of natural gas changes natural gas costs by about $1 million.

NYSEG uses electricity contracts and contracts for differences (CFDs) to manage against fluctuations in the cost of electricity. Those contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold. NYSEG has CFDs, generation and other electricity contracts, which provide for all of its expected electric energy requirements for the remainder of 2001, 89% for 2002 and 67% for 2003.

NYSEG is also exposed to daily price fluctuations in the spot price of electric energy. In situations where the electric energy contracts do not cover peak requirement, NYSEG must buy electric energy in the spot market. Conversely, when NYSEG has contracts for more electric energy than its requirement, it must sell the excess in the spot market. NYSEG uses a cash flow at risk (CFAR) calculation to measure price risk for electric energy. At July 31, 2001, the CFAR for electric energy requirements was approximately $7 million for the next 12-month period. The CFAR indicates the amount by which the fair value of NYSEG's net position could vary from its current level over a 12-month period, with a 97.5% certainty, assuming all unhedged positions during that period are filled in the spot market.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Energy East Corporation

Energy East's Annual Meeting of Stockholders was held on June 15, 2001. The following matters were voted on:

(a) Approval of the issuance of Energy East common stock in connection with the RGS Energy merger:
Shares For:	82,763,581
Shares Against:	1,552,819
Shares Abstain:	2,050,269
Broker Non Voted:	30,182,929

(b) The election of six directors:
Nominees	Votes For	Votes Withheld
Richard Aurelio	98,918,185	2,186,737
James A. Carrigg	98,892,899	2,212,023
Paul L. Gioia	97,895,848	3,209,074
David M. Jagger	99,043,726	2,061,196
Ben E. Lynch	99,009,514	2,095,408
Peter J. Moynihan	98,957,727	2,147,195

Central Maine Power Company

CMP's Annual Meeting of Stockholders was held on May 17, 2001. The following matters were voted on:

(a) The election of four directors:
Nominees	Votes For	Votes Withheld
Sara J. Burns	3,121,680	-
Michael I. German	3,121,680	-
Kenneth M. Jasinski	3,121,680	-
Wesley W. von Schack	3,121,680	-

(b) Approval of By-Law amendments:
Shares For:	3,121,680
Shares Against:	-
Shares Abstain:	-

New York State Electric & Gas Corporation

On June 15, 2001, Energy East Corporation, the owner of all of the outstanding shares of NYSEG's common stock, by written consent in lieu of the annual meeting of stockholders, elected Michael I. German, Kenneth M. Jasinski, Ralph R. Tedesco and Wesley W. von Schack directors of the company to hold office until the next annual meeting of stockholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY EAST CORPORATION (Registrant)
Date: August 9, 2001	By /s/ Robert E. Rude Robert E. Rude Vice President and Controller (Chief Accounting Officer)

CENTRAL MAINE POWER COMPANY (Registrant)
Date: August 9, 2001	By /s/ Curtis I. Call Curtis I. Call Treasurer (Chief Accounting Officer)

NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant)
Date: August 9, 2001	By /s/ Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are delivered with this report:

Registrant	Exhibit No.	Description of Exhibit
Energy East Corporation	(A) 10-28 -	Annual Executive Incentive Plan Amendment No. 2.
Energy East Corporation	(A) 10-29 -	Long-Term Executive Incentive Share Plan.
Energy East Corporation	(A) 10-30 -	Long-Term Executive Incentive Share Plan Amendment No. 1.
Central Maine Power Company	3-2 -	Amended and Restated By-Laws.

_________________________________
(A) Management contract or compensatory plan or arrangement.