Form 10-Q
period 2001-09-30
CENTRAL MAINE POWER CO; ENERGY EAST CORP; NEW YORK STATE ELECTRIC & GAS CORP
filed 2001-11-05
CIK 18675, 1046861, 71675

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended  September 30, 2001

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
Yes    X      No

As of October 31, 2001, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation Central Maine Power Company New York State Electric & Gas Corporation	Par value $.01 per share Par value $5 per share Par value $6.66 2/3 per share	116,532,239 31,211,471 (1) 64,508,477 (2)

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

		1 2 4 5 5 6 14

Central Maine Power Company
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		17 18 20 21 21 22 23

New York State Electric & Gas Corporation
  Statements of Income
  Balance Sheets
  Statements of Cash Flows
  Statements of Retained Earnings
  Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		25 26 28 29 29 30 31
	Notes to Financial Statements Forward-looking Statements	33 36
3	Quantitative and Qualitative Disclosures About Market Risk	37
	PART II - OTHER INFORMATION
6	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K	37 37
Signatures		38
Exhibit Index		39

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
	Three Months	Nine Months
Periods Ended September 30	2001	2000	2001	2000
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$798,848	$651,146	$2,918,997	$1,907,491
Operating Expenses
Electricity purchased and fuel used in generation	359,677	281,263	1,051,774	730,392
Natural gas purchased	74,100	66,009	588,259	246,909
Other operating expenses	139,552	114,082	425,341	277,321
Maintenance	34,260	20,258	102,714	67,580
Depreciation and amortization	50,967	44,375	153,480	111,944
Other taxes	45,725	23,877	150,173	104,620
Total Operating Expenses	704,281	549,864	2,471,741	1,538,766
Operating Income	94,567	101,282	447,256	368,725
Writedown of Investment	78,422	-	78,422	-
Other (Income) and Deductions	(4,836)	(14,050)	(13,912)	(29,205)
Interest Charges, Net	52,487	39,156	164,741	96,732
Preferred Stock Dividends of Subsidiaries	5,835	287	6,790	485
Income (Loss) Before Income Taxes	(37,341)	75,889	211,215	300,713
Income Taxes (Benefit)	(16,284)	42,540	90,097	117,566
Net Income (Loss)	$(21,057)	$33,349	$121,118	$183,147
Earnings (Loss) Per Share, basic and diluted	$(.18)	$.30	$1.04	$1.62
Dividends Paid Per Share	$.23	$.22	$.69	$.66
Average Common Shares Outstanding	116,436	112,812	116,737	112,995

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	Sep. 30, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$238,769	$143,626
Special deposits	1,558	21,516
Accounts receivable, net	539,807	536,280
Fuel, at average cost	103,122	65,496
Materials and supplies, at average cost	21,554	22,759
Accumulated deferred income tax benefits, net	563	5,007
Prepayments	56,875	57,720
Total Current Assets	962,248	852,404
Utility Plant, at Original Cost
Electric	4,705,034	4,784,312
Natural gas	1,725,122	1,665,386
Common	212,930	220,124
	6,643,086	6,669,822
Less accumulated depreciation	3,078,359	3,096,283
Net Utility Plant in Service	3,564,727	3,573,539
Construction work in progress	57,294	59,389
Total Utility Plant	3,622,021	3,632,928
Other Property and Investments, Net	260,753	259,708
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	222,670	234,929
Unfunded future income taxes	191,630	184,570
Unamortized loss on debt reacquisitions	54,657	58,848
Demand-side management program costs	25,835	48,929
Environmental remediation costs	71,314	78,406
Other	257,195	241,396
Total regulatory assets	823,301	847,078
Other assets
Goodwill, net	912,290	952,358
Prepaid pension benefits	413,615	350,038
Other	116,104	119,214
Total other assets	1,442,009	1,421,610
Total Regulatory and Other Assets	2,265,310	2,268,688
Total Assets	$7,110,332	$7,013,728

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	Sep. 30, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$83,759	$25,285
Notes payable	205,183	418,995
Accounts payable and accrued liabilities	230,963	345,424
Interest accrued	53,863	35,309
Taxes accrued	19,994	-
Other	148,732	211,784
Total Current Liabilities	742,494	1,036,797
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	97,969	91,421
Deferred income taxes, unfunded future income taxes	89,171	75,473
Gain on sale of generation assets	204,298	232,041
Pension benefits	92,237	96,514
Other	68,802	76,813
Total regulatory liabilities	552,477	572,262
Other liabilities
Deferred income taxes	442,338	457,495
Nuclear plant obligations	222,670	234,929
Other postretirement benefits	288,321	279,864
Environmental remediation costs	90,287	91,811
Other	251,876	233,910
Total other liabilities	1,295,492	1,298,009
Total Regulatory and Other Liabilities	1,847,969	1,870,271
Long-term debt	2,391,846	2,346,814
Total Liabilities	4,982,309	5,253,882
Commitments	-	-
Preferred Stock of Subsidiaries Company-obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	345,000	-
Preferred stock redeemable solely at the option of subsidiaries	43,329	43,324
Common Stock Equity Common stock	1,180	1,191
Capital in excess of par value	839,361	871,078
Retained earnings	958,594	918,016
Accumulated other comprehensive income (loss)	(20,501)	(34,823)
Treasury stock, at cost	(38,940)	(38,940)
Total Common Stock Equity	1,739,694	1,716,522
Total Liabilities and Stockholders' Equity	$7,110,332	$7,013,728

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Nine Months Ended September 30	2001	2000
Operating Activities	(Thousands)
Net income	$121,118	$183,147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	153,480	111,944
Income taxes and investment tax credits deferred, net	(13,453)	(6,334)
Pension income	(55,637)	(49,233)
Writedown of investment	78,422	-
Changes in current operating assets and liabilities
Accounts receivable	148,473	84,984
Sale of accounts receivable program	(152,000)	-
Inventory	(36,421)	(26,577)
Prepayments	845	491
Accounts payable and accrued liabilities	(114,461)	(128,427)
Interest accrued	18,554	12,512
Taxes accrued	19,994	4,335
Other current liabilities	(63,052)	10,945
Other, net	4,307	(53,683)
Net Cash Provided by Operating Activities	110,169	144,104
Investing Activities
Acquisitions, net of cash acquired	-	(1,442,717)
Utility plant additions	(126,438)	(88,779)
Temporary investments, net	-	936,174
Other property and investments	(13,625)	12,286
Other	4,707	4,067
Net Cash Used in Investing Activities	(135,356)	(578,969)
Financing Activities
Issuance of common stock	3,547	-
Repurchase of common stock	(24,116)	(149,261)
Issuance of mandatorily redeemable trust preferred securities	345,000	-
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(1,446)	(96,705)
Long-term note issuances	107,879	650,530
Long-term note retirements	(16,182)	(1,430)
Notes payable, net	(213,812)	53,886
Dividends on common stock	(80,540)	(73,611)
Net Cash Provided by Financing Activities	120,330	383,409
Net Increase (Decrease) in Cash and Cash Equivalents	95,143	(51,456)
Cash and Cash Equivalents, Beginning of Period	143,626	116,806
Cash and Cash Equivalents, End of Period	$238,769	$65,350
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$139,871 $87,690	$79,389 $108,506
Acquisitions: Fair value of assets acquired Liabilities assumed Common stock issued Cash acquired	- - - -	$2,526,971 (689,180) (373,708) (21,366)
Net cash paid for acquisitions	-	$1,442,717

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Nine Months Ended September 30	2001	2000
	(Thousands)
Balance, Beginning of Period	$918,016	$782,588

Add net income	121,118	183,147

Deduct dividends on common stock	80,540	73,611

Balance, End of Period	$958,594	$892,124

The notes on pages 33 through 36 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2001	2000	2001	2000
	(Thousands)
Net income (loss)	$(21,057)	$33,349	$121,118	$183,147
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	-	7	86	(31)
Net unrealized loss on investments	(12,208)	(9,664)	(11,000)	(8,657)
Reclassification adjustment for losses included in net income	45,748	-	45,748	-
Minimum pension liability adjustment	-	720	50	720
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	58,250	-
Unrealized losses on derivatives qualified as hedges	(13,138)	-	(80,736)	-
Reclassification adjustment for losses included in net income	14,436	-	1,924	-
Net unrealized gains (losses) on derivatives qualified as hedges	1,298	-	(20,562)	-
Total other comprehensive income (loss)	34,838	(8,937)	14,322	(7,968)
Comprehensive income	$13,781	$24,412	$135,440	$175,179

The notes on pages 33 through 36 are an integral part of the financial statements.

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

The merger is subject to, among other things, various regulatory approvals, including the New York State Public Service Commission (NYPSC), Federal Energy Regulatory Commission (FERC), Nuclear Regulatory Commission (NRC) and Securities and Exchange Commission (SEC). The company has made all required regulatory filings and received approval from FERC in September 2001. In addition, the transaction cleared anti-trust review by the U. S. Department of Justice in October 2001. The company expects to complete the merger in the first quarter of 2002.

Electric Delivery Business
(See the company's Form 10-K for the fiscal year ended December 31, 2000, Item 7 - Liquidity and Capital Resources , Electric Delivery Business and the company's Form 10-Q for the quarter ended June 30, 2001, Item 2(a) Liquidity and Capital Resources - Electric Delivery Business.)

Sale of Nine Mile Point 2: New York State Electric & Gas Corporation (NYSEG) owns an 18% interest in the Nine Mile Point 2 nuclear generating station (NMP2). In December 2000 Constellation Nuclear was announced as the successful bidder in the sale of 82% of the interest in NMP2, including NYSEG's 18% share. For its share of NMP2, NYSEG will receive $59 million at closing and five annual principal and interest payments totaling $78 million. On September 28, 2001, NYSEG and the Staff of the NYPSC reached agreement on a joint settlement with respect to the regulatory and ratemaking aspects of the sale of NYSEG's interest in NMP2. On October 26, 2001, the NYPSC issued an order approving the sale, which provides for an asset

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

sale gain account to be established at the time of closing. Disposition of the asset sale gain, which is estimated to be approximately $110 million, will be determined by the NYPSC, after consultation with NYSEG and interested parties. All regulatory approvals have been received and the transaction is expected to close in November 2001.

The sellers' pre-existing decommissioning funds will be transferred to Constellation, which will take responsibility for all future decommissioning funding.

The transaction includes a power purchase agreement that calls for Constellation to provide electricity to the sellers, at fixed prices, for 10 years. After the power purchase agreement is completed, a revenue sharing agreement will begin. The revenue sharing agreement could provide additional revenue to the sellers through 2021, which would mitigate increases in electricity prices. Both agreements are based on plant output.

Sale of Vermont Yankee: On August 15, 2001, Vermont Yankee Nuclear Power Corporation reached an agreement to sell the Vermont Yankee nuclear power plant to Entergy Corporation. Central Maine Power Company (CMP) has a 4% ownership interest in Vermont Yankee. The transaction includes a power purchase agreement that calls for Entergy to provide all of the plant's electricity to the sellers through 2012, the year the license for the plant expires. The sale is subject to the approval of the Public Service Board of Vermont, the NRC, the FERC and other regulatory authorities.

NYSEG Electric Rate Agreement: On August 3, 2001, NYSEG revised the Price Protection Plan it previously filed with the NYPSC on March 14, 2001. The more significant modifications to the Price Protection Plan include:

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

NYPSC proceedings to review the Price Protection Plan are ongoing. In October 2001 the administrative law judges assigned to the Price Protection Plan established a schedule for parties to submit briefs on the Price Protection Plan and additional briefs on temporary rates. NYSEG believes there is no basis for consideration of temporary rates and such action is inconsistent with its electric Restructuring Agreement. NYSEG anticipates that the NYPSC will issue its decision later this year.

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

On April 26, 2001, the NYPSC issued an order denying NYSEG's request to recover costs and lost revenues associated with the implementation of the market-based retail access credit. On May 24, 2001, NYSEG filed a petition for rehearing with the NYPSC. On May 25, 2001, NYSEG began an action in the New York State Supreme Court (Albany County) for review of the NYPSC order. On August 30, 2001, the NYPSC issued an order denying NYSEG's petition for rehearing.

Independent System Operators: The New York Independent System Operator (NYISO) has operational control over certain transmission facilities of each of the New York transmission-owning utilities, including NYSEG. The NYISO administers centralized capacity, energy, transmission and ancillary service markets, including operating reserves markets in New York.

In early 2000 the NYISO's operating reserves markets experienced problems that resulted in substantial charges to all customers required to buy operating reserves, including NYSEG. Several parties, including NYSEG, commenced FERC and court proceedings in response to these problems. In May 2000 the FERC ordered a bid cap for a portion of the operating reserves markets until the market problems are corrected and the NYISO demonstrates that all reserves markets are competitive, but did not order refunds of earlier higher operating reserves prices as sought by NYSEG. Several parties sought rehearing of FERC's order. On October 1, 2001, the United States District Court for the Northern District of New York issued a stay of NYSEG's action for a period of 12 months or until the FERC issues a decision on the parties' request for rehearing.

In response to complaints and other filings by NYSEG and other parties that raised concerns over energy market flaws, FERC approved in July 2000 a bid cap on energy of $1,000 per megawatt-hour in the NYISO's energy markets. FERC subsequently extended the bid cap until the Northeast Regional Transmission Organization (RTO) is operational and compliant with FERC's recently announced market design rulemaking. (See Regional Transmission Organization, below.) The bid cap may limit the price NYSEG pays or receives for energy it buys or sells in the NYISO energy markets.

In the second quarter of 2001 the NYISO filed with FERC an Automated Mitigation Procedure (AMP). The AMP is designed to mitigate certain unusually high bids so that market prices are not driven by bids that appear to be influenced by the exercise of market power. FERC approved the implementation of the AMP through October 31, 2001. The NYISO filed an application with FERC to extend the AMP.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Regional Transmission Organization: On July 12, 2001, FERC issued an order requiring the NYISO and neighboring New England and Mid-Atlantic independent system operators to negotiate to form a single Northeast RTO. The NYISO and other parties involved in negotiating the formation of the RTO participated in mediation facilitated by a FERC administrative law judge (ALJ) for 45 days, leading to a business plan detailing the process to develop a Northeast RTO. The business plan, coupled with an ALJ's report, have been submitted to the FERC. A FERC decision on the Northeast RTO is expected in the fourth quarter of 2001. In October 2001 FERC also commenced a proceeding to consider national standard market design issues and is expected to engage in a rulemaking proceeding soon. NYSEG and CMP have consistently advocated the formation of a Northeast/Mid-Atlantic RTO because they believe that a regional operator of the power transmission grid and wholesale power market is essential to facilitate greater market liquidity and competition.

Non-utility Generation: Petition to the FERC on NUGs: NYSEG petitioned the FERC in 1995 asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the term of two non-utility generation (NUG) contracts. NYSEG's electric restructuring agreement provides for the recovery of those costs for the term of the contracts through a form of a non-bypassable wires charge. The FERC denied NYSEG's petition and its subsequent request for a rehearing. NYSEG believes that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

NYSEG commenced an action in the United States District Court for the Northern District of New York in August 1997. The complaint asked the District Court to either reform the two NUG contracts by reducing the price NYSEG must pay for electricity under the contracts, or send the matter back to the FERC or to the NYPSC with direction that they modify such contracts. The complaint also sought repayment of all monies paid above NYSEG's avoided costs. On September 29, 2000, the District Court dismissed NYSEG's complaint and endorsed the FERC decision denying NYSEG's petition. NYSEG appealed the District Court's decision to the United States Court of Appeals (Second Circuit). On October 5, 2001, the Second Circuit affirmed the District Court's decision. NYSEG is considering appealing the Second Circuit's decision to the United States Supreme Court or asking the Second Circuit for a rehearing.

New York State Energy Taxes: New York State legislation in 2000 included major changes to the taxation of electric and natural gas companies. Those changes included, among others, the repeal of certain gross receipts taxes and the imposition of a net income tax. On June 28, 2001, the NYPSC issued an order concerning the ratemaking treatment related to the implementation of those tax changes. The order placed certain limits on the recovery of state income taxes but authorized NYSEG to petition for recovery of such taxes. NYSEG filed a petition dated July 26, 2001, for recovery of all costs associated with the tax law changes consistent with its approved electric rate and restructuring agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Central Maine Power Electricity Supply Responsibility: As a result of deregulation of electric generation in Maine in March 2000, CMP no longer has long-term electricity supply responsibilities. The Maine Public Utilities Commission (MPUC) can mandate that CMP be a standard offer provider for supply service should bids by competitive suppliers be deemed unacceptable by the MPUC. CMP is currently required to secure standard offer power for commercial and industrial customers through February 2002, but is permitted to recover any difference between the standard offer rate and its cost of procuring supply.

On September 18, 2001, the MPUC named Constellation Power Source Maine, LLC as the new supplier of standard-offer electricity to CMP's residential and small commercial standard offer class starting in March 2002. The standard-offer rates are in effect for three years until February 1, 2005.

MPUC Stranded Cost Proceeding: On May 8, 2001, the MPUC initiated a proceeding to reset CMP's stranded cost revenue requirement for the period beginning March 1, 2002. On July 16, 2001, CMP filed its recommended methodology for calculating stranded costs with the MPUC. On October 3, 2001, CMP filed its calculation of stranded costs for the period March 1, 2002, through February 28, 2005. The amount requested is approximately the same level as the level for the past two years. The MPUC is scheduled to establish, by February 2002, the level of stranded costs to be recovered in CMP's rates beginning March 1, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Natural Gas Delivery Business

NYSEG Natural Gas Rate Filings: On October 19, 2001, NYSEG filed a natural gas rate plan with the NYPSC requesting a $21 million natural gas delivery rate increase, as well as a gas adjustment clause for residential customers to flow through the actual commodity cost for natural gas and a weather normalization clause.

NYSEG's natural gas prices have been frozen for six years. The requested increases will allow NYSEG to recover and earn a return on over $250 million in infrastructure improvements since 1995, and ensure the continued safety and reliability of its natural gas delivery system. The rate plan is premised on an 11.5% return on equity and a 48% equity ratio. The new rates would become effective October 2002.

On October 29, 2001, NYSEG filed a petition with the NYPSC for the right to defer the difference between natural gas costs embedded in its residential gas sales rates and actual gas costs incurred for residential sales customers during the period November 1, 2001, through September 30, 2002. The petition is the result of sustained unanticipated high wholesale commodity costs. NYSEG expects the NYPSC to issue its decision later this year.

Connecticut Regulatory Proceedings: In January 2001 the Connecticut Office of Consumer Counsel (OCC) filed an appeal in State Superior Court arguing that the Connecticut Department of Public Utility Control's (DPUC) order in December 2000 approving The Southern Connecticut Gas Company (SCG) multi-year incentive rate plan (IRP) was unlawful. On March 30, 2001, the OCC filed a Motion to Stay the implementation of the DPUC's order, but the Court denied the motion on June 18, 2001.

In May 2001 the DPUC issued a decision for Connecticut Natural Gas' (CNG) IRP, approving a four-year term and replacing the proposed sharing in returns on equity with a graduated sharing in returns on equity in excess of 10.8%. The excess over 10.8% would be shared among shareholders and customers as follows: first 2% 75/25, next 4% 50/50 and over 6% 25/75. Performance and service measures were also adopted. After-tax merger-related natural gas cost savings are to be shared 50/50. On June 20, 2001, the OCC filed an appeal in Superior Court, arguing that the IRP approved by the DPUC for CNG was unlawful.

In August 2001 the appeals for SCG's and CNG's IRPs were combined.

On October 23, 2001, SCG and CNG reached a settlement agreement with the OCC which resolves numerous outstanding regulatory and legal proceedings. The settlement agreement has also been endorsed by Prosecutorial Staff of the DPUC.

The proceedings resolved by this settlement include a review of past SCG affiliate transactions, SCG's Purchased Gas Adjustment Clause (PGA) charges and credits, alleged over-earnings at SCG and CNG, and the above court appeal of the approved IRPs for SCG and CNG.

The settlement provides rate reductions of $1.5 million for SCG and $0.5 million for CNG, effective October 1, 2001. The settlement extends the approved IRPs for an additional year through September 2005 and maintains an earnings sharing mechanism that generally shares earnings above the authorized returns on equity 50/50 between shareholders and customers. In

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

addition, the settlement permits the recovery of SCG deferred gas costs through the PGA and through the customer portion of earnings sharing by the end of the IRP in 2005. Merger-enabled gas costs savings for both companies are also shared 50/50 between customers and shareholders, with the shareholder portion recovered through the PGA.

The settlement was filed with the DPUC on October 25, 2001, and SCG and CNG expect to receive DPUC approval of this settlement in November.

Other Businesses

Natural Gas Storage Facility: On August 3, 2001, Seneca Lake Storage, Inc. (SLSI), a subsidiary of Energy East Enterprises, Inc., announced plans to develop a high-deliverability natural gas storage facility in depleted salt caverns in the Town of Reading, New York. SLSI expects to begin operating the facility in November 2002. The storage facility will be linked to interstate pipelines, have a projected working gas capacity of 300,000 dekatherms (dth) and be capable of delivering up to 50,000 dth a day. SLSI will file with the FERC for authority to use the new facility to supply firm and interruptible natural gas storage services at market-based rates. State and local permits are also being sought from the appropriate agencies.

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

Investing and Financing Activities

Investing Activities: Capital spending for the nine months ended September 30, 2001 was $142 million, including nuclear fuel. For 2001 capital spending is projected to be $226 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

In August 2001 the company provided a $100 million equity contribution to NYSEG. The contribution was used by NYSEG to repay $152 million in debt in connection with the termination of its sale of accounts receivable program. The equity contribution and debt repayment increased NYSEG's equity ratio to 40% at September 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Financing Activities: During the nine months ended September 30, 2001, the company repurchased 1.3 million shares of its common stock at an average price of $18.45 per share. This is a significantly lower pace of repurchases than in previous years. The company expects that future share repurchases will continue to be at a lower pace than previous years, but likely higher than the pace this year. The company is currently evaluating several factors that will impact the level of future share repurchases. Those factors include future expected cash flows and overall economic and market conditions.

In August 2001 the company began issuing shares through its Dividend Reinvestment and Stock Purchase Plan.

The company has renewed its revolving credit agreement with certain banks that provides for borrowing up to $300 million for a 364-day period, which the company expects to continue to renew annually.

On May 31, 2001, the company filed a shelf registration statement with the SEC to sell up to $1 billion in an unspecified combination of debt and trust preferred securities. The company plans to use the net proceeds to fund the cash portion of the consideration for the pending merger with RGS Energy. (See Item 2 - RGS Energy Merger Agreement.) The company may also use a portion of the proceeds for general corporate purposes, such as debt reduction, new facilities, working capital, repurchases of securities and to fund equity contributions to subsidiaries. In July 2001 a business trust subsidiary issued $345 million of 81/4% Capital Securities. The proceeds were used to purchase Energy East's 81/4% junior subordinated debt securities. Payments on such debt securities will be used by the trust to pay dividends on the Capital Securities. (See Item 1, Note 4 to the Financial Statements.)

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

  On January 30, 2001, $25 million of 6.67% Series E MTNs due January 2006.
  On June 20, 2001, $10 million of 7% Series E MTNs due June 2011.
  On July 16, 2001, $5 million of 6 7/8% Series E MTNs due July 2008.
  On July 23, 2001, $20 million of 6 3/8% Series E MTNs due July 2005.
  On August 14, 2001, $15 million of 7% Series E MTNs due August 15, 2011.

On September 28, 2001, SCG issued $30 million of 6.59% Secured Medium-Term Notes due September 2011. The proceeds were used to repay short-term debt and for working capital purposes.

The company expects to issue $250 million of five-year notes in November 2001. The proceeds will be used to fund the $100 million equity contribution to NYSEG noted above and the RGS Energy merger.

Additional financing needed to complete the RGS merger, estimated at $400 million, is expected to be issued in the first quarter of 2002. Through financial instruments entered into in August 2001, the company has locked in the treasury rate component of that financing at an average rate of 5.05%.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

(b) Results of Operations

Due to the mergers completed in 2000 - Connecticut Energy Corporation (CNE) in February 2000 and CMP Group, Inc, CTG Resources, Inc. and Berkshire Energy Resources in September 2000 - the company's results of operations for the quarter and nine months ended September 30, 2001, include those merged companies. Results of operations for the quarter ended September 30, 2000, include CNE and include CMP Group, CTG Resources and Berkshire Energy beginning with September 1, 2000. Results of operations for the nine months ended September 30, 2000, include CNE beginning with February 2000 and include CMP Group, CTG Resources and Berkshire Energy beginning with September 1, 2000.
Three months ended September 30 (Thousands, except per share amounts)	2001	2000	Change
Operating Revenues	$798,848	$651,146	23%
Operating Income	$94,567	$101,282	(7%)
Net Income	$(21,057)	$33,349	(163%)
Average Common Shares Outstanding	116,436	112,812	3%
Earnings Per Share, basic and diluted	$(.18)	$.30	(160%)
Dividends Paid Per Share	$.23	$.22	5%

Earnings per share for the quarter were 21 cents compared to 34 cents for the prior year quarter, excluding a writedown of CMP Group's investment in NEON Communications, Inc. in 2001 and the sale of XENERGY, Inc. in 2000. The decrease is primarily due to the higher costs of wholesale electricity purchases and reduced electric transmission revenues, which was partially offset by cost control efforts.
Nine months ended September 30 (Thousands, except per share amounts)	2001	2000	Change
Operating Revenues	$2,918,997	$1,907,491	53%
Operating Income	$447,256	$368,725	21%
Net Income	$121,118	$183,147	(34%)
Average Common Shares Outstanding	116,737	112,995	3%
Earnings Per Share, basic and diluted	$1.04	$1.62	(36%)
Dividends Paid Per Share	$.69	$.66	5%

Earnings per share for the nine months of 2001 were $1.43 compared to $1.59 for the same period in 2000, excluding a writedown of CMP Group's investment in NEON Communications, Inc. in 2001, and the sale of XENERGY, Inc. and a non-recurring benefit from the sale of the company's coal-fired generation assets in 2000. The decrease is primarily due to the higher costs of natural gas and wholesale electricity purchases and reduced electric transmission revenues. Those decreases were partially offset by earnings from the merged companies, cost control efforts and the share repurchase program. Earnings are expected to be stronger in the fourth quarter of 2001, as compared to last year, due to the realization of merger synergies and lower earnings last year for NYSEG and The Energy Network.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Operating Results for the Electric Delivery Business
Three months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	5,863	4,322	36%
Operating Revenues	$623,997	$519,866	20%
Operating Expenses	$517,242	$380,332	36%
Operating Income	$106,755	$139,534	(23%)

The $104 million increase in operating revenues is primarily due to the addition of CMP's delivery revenues through August 31, 2001, partially offset by lower wholesale deliveries and lower transmission revenues.

Operating expenses increased $137 million primarily due to the addition of CMP's purchases for retail deliveries and its operating costs through August 31, 2001, and higher purchased power costs, partially offset by cost control efforts.
Nine months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	17,568	11,144	58%
Operating Revenues	$1,904,785	$1,390,501	37%
Operating Expenses	$1,508,370	$1,040,168	45%
Operating Income	$396,415	$350,333	13%

The $514 million increase in operating revenues is primarily due to the addition of CMP's delivery revenues through August 31, 2001, and higher retail deliveries because of colder weather in the first quarter this year. Those increases were partially offset by lower wholesale deliveries and lower transmission revenues.

Operating expenses increased $468 million primarily due to the addition of CMP's operating costs through August 31, 2001. That increase was partially offset by lower purchased power costs, primarily due to lower wholesale deliveries, and cost control efforts.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

Operating Results for the Natural Gas Delivery Business
Three months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	23,637	12,660	87%
Operating Revenues	$113,356	$90,832	25%
Operating Expenses	$130,870	$113,068	16%
Operating Loss	$(17,514)	$(22,236)	(21%)

The $23 million increase in operating revenues is primarily due to the addition of CNG's and Berkshire Gas' delivery revenues through August 31, 2001, partially offset by lower natural gas prices for wholesale sales and lower retail deliveries.

Operating expenses increased $18 million primarily due to the addition of CNG's and Berkshire's operating costs through August 31, 2001, partially offset by lower purchased gas costs due to favorable market conditions and cost control efforts.

Nine months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	105,575	65,234	62%
Operating Revenues	$808,179	$407,175	98%
Operating Expenses	$746,605	$366,960	103%
Operating Income	$61,574	$40,215	53%

The $401 million increase in operating revenues is primarily due to the addition of SCG's delivery revenues for January 2001 and CNG's and Berkshire Gas' delivery revenues through August 31, 2001, and the recovery of increased natural gas costs caused by higher market prices.

Operating expenses increased $380 million primarily due to the addition of SCG's operating costs for January 2001 and CNG's and Berkshire's operating costs through August 31, 2001, and an increase in retail purchased gas costs caused by higher market prices.

Item 1.  Financial Statements
(CMP is a wholly-owned subsidiary of CMP Group, Inc. Effective September 1, 2000, CMP Group became a wholly-owned subsidiary of Energy East Corporation.)

Central Maine Power Company
Consolidated Statements of Income - (Unaudited)
	Three Months			Nine Months
Periods Ended Sep. 30	2001	From Acquisition 2000	Predecessor To Acquisition 2000	2001	From Acquisition 2000	Predecessor To Acquisition 2000
	(Thousands)
Operating Revenues
Sales and services	$200,229	$64,920	$155,121	$622,861	$64,920	$613,475
Operating Expenses
Electricity purchased and fuel used in generation	109,165	34,655	94,225	342,825	34,655	351,112
Other operating expenses	42,937	14,175	44,723	128,476	14,175	151,245
Maintenance	9,594	2,478	6,318	30,342	2,478	24,468
Depreciation and amortization	9,102	3,435	5,168	27,342	3,435	23,661
Other taxes	5,349	1,725	3,052	15,327	1,725	12,961
Total Operating Expenses	176,147	56,468	153,486	544,312	56,468	563,447
Operating Income	24,082	8,452	1,635	78,549	8,452	50,028
Other (Income) and Deductions	(157)	(1,239)	(2,383)	(2,240)	(1,239)	(13,035)
Interest Charges, Net	7,060	2,229	4,111	20,125	2,229	31,072
Recovery of Non- Provided Deferred Income Taxes	-	(274)	(781)	-	(274)	(75,421)
Income Before Income Taxes	17,179	7,736	688	60,664	7,736	107,412
Income Taxes	5,904	3,430	(965)	23,369	3,430	77,534
Net Income	11,275	4,306	1,653	37,295	4,306	29,878
Preferred Stock Dividends	361	186	372	1,082	186	1,490
Earnings Available for Common Stock	$10,914	$4,120	$1,281	$36,213	$4,120	$28,388

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	Sep. 30, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$12,453	$17,933
Accounts receivable, net	123,014	135,707
Materials and supplies, at average cost	9,030	9,052
Accumulated deferred income tax benefits, net	76	4,533
Prepayments	23,099	9,574
Other	39	38
Total Current Assets	167,711	176,837
Utility Plant, at Original Cost
Electric	1,301,302	1,392,693
Less accumulated depreciation	483,050	571,275
Net Utility Plant in Service	818,252	821,418
Construction work in progress	17,782	16,682
Total Utility Plant	836,034	838,100
Other Property	6,586	6,526
Investment in Associated Companies, at Equity	30,267	33,952
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	222,670	234,929
Unfunded future income taxes	85,293	80,999
Unamortized loss on debt reacquisitions	10,741	12,057
Demand-side management program costs	15,681	20,563
Environmental remediation costs	6,492	8,217
Other	135,195	118,480
Total regulatory assets	476,072	475,245
Other assets
Goodwill, net	331,700	342,306
Prepaid pension benefits	29,819	32,070
Other	17,425	23,761
Total other assets	378,944	398,137
Total Regulatory and Other Assets	855,016	873,382
Total Assets	$1,895,614	$1,928,797

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	Sep. 30, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$62,221	$12,946
Notes payable	38,000	46,500
Accounts payable and accrued liabilities	58,842	77,075
Interest accrued	2,410	5,084
Other	42,716	57,423
Total Current Liabilities	204,189	199,028
Regulatory and Other Liabilities Regulatory liabilities
Deferred income taxes	43,133	28,812
Deferred income taxes, unfunded future income taxes	34,803	33,051
Gain on sale of generation assets	204,298	232,041
Pension benefits	44,920	47,632
Other	26,281	37,796
Total regulatory liabilities	353,435	379,332
Other liabilities
Deferred income taxes	23,133	20,065
Nuclear plant obligations	222,670	234,929
Other postretirement benefits	69,801	69,808
Environmental remediation costs	3,846	4,147
Other	93,735	99,710
Total other liabilities	413,185	428,659
Total Regulatory and Other Liabilities	766,620	807,991
Long-term debt	235,869	222,309
Total Liabilities	1,206,678	1,229,328
Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Capital in excess of par value	(3,363)	(3,503)
Common Stock Equity Common stock	162,213	162,213
Capital in excess of par value	498,996	500,897
Retained earnings	14,519	23,291
Treasury stock, at cost	(19,000)	(19,000)
Total Common Stock Equity	656,728	667,401
Total Liabilities and Stockholder's Equity	$1,895,614	$1,928,797

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Statements of Cash Flows - (Unaudited)
Periods Months Ended Sep. 30	Nine Months 2001	From Acquisition 2000	Predecessor To Acquisition 2000
	(Thousands)
Operating Activities
Net income	$37,295	$4,306	$29,878
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,342	3,435	23,661
Income taxes and investment tax credits deferred, net	19,596	1,355	(9,981)
Power supply costs recovered with asset sale	-	257	(8,355)
Changes in current operating assets and liabilities
Accounts receivable	12,693	81	29,067
Inventory	22	(78)	405
Prepayments	(13,525)	(417)	(14,137)
Accounts payable and accrued liabilities	(18,233)	(23,394)	(21,835)
Other current liabilities	(14,707)	(4,084)	19,700
Changes in deferred balances and related carrying costs	(1,080)	(195)	15,170
Asset sale settlement costs	(12,000)	-	-
Deferred NUG costs	(13,459)	-	-
Other, net	(3,194)	(5,457)	14,073
Net Cash Provided by (Used in) Operating Activities	20,750	(24,191)	77,646
Investing Activities
Utility plant additions	(34,362)	(2,247)	(60,671)
Contributions in aid of construction, net	-	116	35,896
Other property and investments, net	(94)	3	856
Net Cash Used in Investing Activities	(34,456)	(2,128)	(23,919)
Financing Activities
Long-term note issuances	75,000	30,000	125,000
Long-term note retirements	(12,207)	(242)	(61,955)
Notes payable, net	(8,500)	-	-
Liquidating dividends	-	(190,000)	-
Dividends on common and preferred stock	(46,067)	-	(35,384)
Net Cash Provided by (Used in) Financing Activities	8,226	(160,242)	27,661
Net (Decrease) Increase in Cash and Cash Equivalents	(5,480)	(186,561)	81,388
Cash and Cash Equivalents, Beginning of Period	17,933	194,260	112,872
Cash and Cash Equivalents, End of Period	$12,453	$7,699	$194,260
Supplemental Disclosure of Cash Flows Information
Cash paid during the period:
Interest, net of amounts capitalized	$20,277	$2,099	$10,316
Income taxes	$11,427	$50	$24,553

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Statements of Retained Earnings - (Unaudited)
Periods Ended Sep. 30	Nine Months 2001	From Acquisition 2000	Predecessor To Acquisition 2000
	(Thousands)
Balance, beginning of period	$23,291	-	$100,754
Add net income	37,295	$4,306	29,878
	60,586	4,306	130,632
Deduct dividends on capital stock
Preferred	1,082	-	1,676
Common	44,985	-	33,708
Adjustment to retained earnings	-	-	95,075
Amortization of reacquired capital stock	-	15	173
	46,067	15	130,632
Balance, end of period	$14,519	$4,291	-

The notes on pages 33 through 36 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months			Nine Months
Periods Ended Sep. 30	2001	From Acquisition 2000	Predecessor To Acquisition 2000	2001	From Acquisition 2000	Predecessor To Acquisition 2000
	(Thousands)
Net income	$11,275	$4,306	$1,653	$37,295	$4,306	$29,878
Other comprehensive loss, net of tax
Net unrealized loss on investments	(184)	-	-	-	-	-
Total other comprehensive loss	(184)	-	-	-	-	-
Comprehensive income	$11,091	$4,306	$1,653	$37,295	$4,306	$29,878

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Central Maine Power Company

(a) Liquidity and Capital Resources

Electric Delivery Business

Sale of Vermont Yankee: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Central Maine Power Electricity Supply Responsibility: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

MPUC Stranded Cost Proceeding: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Other Matters

Accounting Issues: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the nine months ended September 30, 2001 was $34 million, including nuclear fuel. For 2001 capital spending is projected to be $45 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of electric delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

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
  On August 14, 2001, $15 million of 7% Series E MTNs due August 15, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Central Maine Power Company

(b) Results of Operations
Three months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	2,367	2,404	(2%)
Operating Revenues	$200,229	$220,041	(9%)
Operating Expenses	$176,147	$209,954	(16%)
Operating Income	$24,082	$10,087	139%
Earnings Available for Common Stock	$10,914	$5,401	102%

Earnings for the quarter increased about $6 million primarily due to cost control efforts, partially offset by a decrease in other income.

Operating revenues for the quarter decreased about $20 million primarily because CMP no longer supplies electricity unless it is directed by the MPUC to be the standard offer provider. CMP is currently the standard offer provider for commercial and industrial rate classes.

Operating expenses decreased $34 million primarily due to decreased purchased power expenses, because CMP no longer supplies electricity to certain customers, and as a result of cost control efforts.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Central Maine Power Company
Nine months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	7,006	7,072	(1%)
Operating Revenues	$622,861	$678,395	(8%)
Operating Expenses	$544,312	$619,915	(12%)
Operating Income	$78,549	$58,480	34%
Earnings Available for Common Stock	$36,213	$32,508	11%

Earnings for the nine months increased $4 million primarily due to cost control efforts. A decrease in other income was offset by a decrease in interest charges. The deregulation of Maine's electric industry affected operating revenues and expenses for the period as discussed below. CMP no longer supplies electricity unless it is directed by the MPUC to be the standard offer provider. CMP is currently the standard offer provider for commercial and industrial rate classes.

The $56 million decrease in operating revenues is primarily because CMP no longer supplies electricity to certain retail customers, and a rate reduction that began March 1, 2000. Those decreases were partially offset by higher transmission revenues and asset sale gain amortization.

Operating expenses decreased $76 million primarily due to decreased purchased power expenses, because CMP no longer supplies electricity to certain customers, and as a result of cost control efforts.

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2001	2000	2001	2000
	(Thousands)
Operating Revenues
Electric	$423,676	$457,149	$1,281,658	$1,327,785
Natural gas	36,318	41,457	259,337	241,828
Total Operating Revenues	459,994	498,606	1,540,995	1,569,613
Operating Expenses
Electricity purchased and fuel used in generation	223,243	215,308	618,559	638,291
Natural gas purchased	23,226	31,462	185,742	140,997
Other operating expenses	59,858	71,582	176,654	188,786
Maintenance	21,560	16,287	62,433	61,977
Depreciation and amortization	25,251	27,292	76,380	82,029
Other taxes	32,702	17,544	98,605	87,643
Total Operating Expenses	385,840	379,475	1,218,373	1,199,723
Operating Income	74,154	119,131	322,622	369,890
Interest Charges, Net	25,356	26,660	79,121	76,835
Other (Income) and Deductions	(6,408)	1,701	(4,942)	1,954
Income Before Income Taxes	55,206	90,770	248,443	291,101
Income Taxes	23,099	48,394	103,520	110,569
Net Income	32,107	42,376	144,923	180,532
Preferred Stock Dividends	99	99	297	297
Earnings Available for Common Stock	$32,008	$42,277	$144,626	$180,235

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	Sep. 30, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$12,974	$17,618
Special deposits	1,424	21,440
Accounts receivable, net	273,082	200,846
Fuel, at average cost	39,649	28,677
Materials and supplies, at average cost	7,033	7,395
Prepayments	36,842	27,893
Accumulated deferred income tax benefits, net	3,986	3,943
Total Current Assets	374,990	307,812
Utility Plant, at Original Cost
Electric	3,403,732	3,391,619
Natural gas	646,868	635,563
Common	132,935	140,020
	4,183,535	4,167,202
Less accumulated depreciation	2,163,952	2,116,787
Net Utility Plant in Service	2,019,583	2,050,415
Construction work in progress	21,634	25,006
Total Utility Plant	2,041,217	2,075,421
Other Property and Investments, Net	80,657	76,737
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	45,062	44,610
Unamortized loss on debt reacquisitions	43,917	46,791
Demand-side management program costs	10,154	28,366
Environmental remediation costs	52,900	58,200
Other	30,296	30,386
Total regulatory assets	182,329	208,353
Other assets
Prepaid pension benefits	313,909	250,826
Goodwill, net	11,295	11,582
Other	19,072	22,254
Total other assets	344,276	284,662
Total Regulatory and Other Assets	526,605	493,015
Total Assets	$3,023,469	$2,952,985

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	Sep. 30, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$292	$1,088
Notes payable	23,000	123,000
Accounts payable and accrued liabilities	101,531	160,654
Interest accrued	27,074	15,925
Taxes accrued	33,040	9,006
Other	66,583	71,510
Total Current Liabilities	251,520	381,183
Regulatory and Other Liabilities Regulatory liabilities
Deferred income taxes	38,626	50,306
Deferred income taxes, unfunded future income taxes	18,848	18,848
Other	26,906	16,975
Total regulatory liabilities	84,380	86,129
Other liabilities
Deferred income taxes	304,513	287,560
Other postretirement benefits	190,641	183,666
Environmental remediation costs	76,500	77,500
Derivative liabilities	11,602	-
Other	96,180	100,148
Total other liabilities	679,436	648,874
Total Regulatory and Other Liabilities	763,816	735,003
Long-term debt	1,189,889	1,189,249
Total Liabilities	2,205,225	2,305,435
Commitments	-	-
Preferred Stock Preferred stock redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	270,835	170,678
Retained earnings	114,413	35,329
Accumulated other comprehensive income (loss)	(7,220)	1,327
Total Common Stock Equity	808,085	637,391
Total Liabilities and Stockholder's Equity	$3,023,469	$2,952,985

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Nine Months Ended September 30	2001	2000
Operating Activities	(Thousands)
Net income	$144,923	$180,532
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	76,380	82,029
Income taxes and investment tax credits deferred, net	9,562	(3,366)
Pension income	(53,992)	(48,739)
Changes in current operating assets and liabilities
Accounts receivable	79,764	33,838
Sale of accounts receivable program	(152,000)	-
Loan receivable, affiliated company	-	17,789
Inventory	(10,610)	(18,873)
Prepayments	(8,949)	5,347
Accounts payable and accrued liabilities	(59,123)	(26,655)
Interest accrued	11,149	10,693
Taxes accrued	24,034	(4,579)
Other current liabilities	(4,927)	10,936
Other, net	30,956	9,540
Net Cash Provided by Operating Activities	87,167	248,492
Investing Activities
Utility plant additions	(52,009)	(58,595)
Other property and investments	4,009	597
Other	22,028	3,398
Net Cash Used in Investing Activities	(25,972)	(54,600)
Financing Activities
Equity infusion	100,000	-
Notes payable, net	(100,000)	(112,240)
Dividends on common and preferred stock	(65,839)	(168,622)
Net Cash Used in Financing Activities	(65,839)	(280,862)
Net Decrease in Cash and Cash Equivalents	(4,644)	(86,970)
Cash and Cash Equivalents, Beginning of Period	17,618	114,494
Cash and Cash Equivalents, End of Period	12,974	$27,524
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$64,313 $64,112	$62,102 $107,468

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Nine Months Ended September 30	2001	2000
	(Thousands)
Balance, Beginning of Period	$35,329	$26,731
Add net income	144,923	180,532
	180,252	207,263
Deduct Dividends on Capital Stock
Preferred	297	297
Common	65,542	168,325
	65,839	168,622
Balance, End of Period	$114,413	$38,641

The notes on pages 33 through 36 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2001	2000	2001	2000
	(Thousands)
Net income	$32,107	$42,376	$144,923	$180,532
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on investments	(27)	390	57	1,284
Minimum pension liability adjustment	-	721	50	(630)
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	54,602	-
Unrealized losses on derivatives qualified as hedges	(3,255)	-	(64,975)	-
Reclassification adjustment for losses included in net income	14,119	-	1,719	-
Net unrealized gains (losses) on derivatives qualified as hedges	10,864	-	(8,654)	-
Total other comprehensive income (loss)	10,837	1,111	(8,547)	654
Comprehensive income	$42,944	$43,487	$136,376	$181,186

The notes on pages 33 through 36 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

New York State Electric & Gas Corporation

(a) Liquidity and Capital Resources

Electric Delivery Business

Sale of Nine Mile Point 2: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

NYSEG Electric Rate Agreement: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Retail Access Credit: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Independent System Operators: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Non-utility Generation: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

New York State Energy Taxes: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Natural Gas Delivery Business

NYSEG's Natural Gas Rate Filings: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

Other Matters

Accounting Issues: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing Activities

Investing Activities: Capital spending for the nine months ended September 30, 2001 was $50 million, including nuclear fuel. For 2001 capital spending is projected to be $75 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: In August 2001, Energy East Corporation provided a $100 million equity contribution to NYSEG. The contribution was used by NYSEG to repay $152 million in debt in connection with the termination of its sale of accounts receivable program. The equity contribution and debt repayment increased NYSEG's equity ratio to 40% at September 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

New York State Electric & Gas Corporation

(b) Results of Operations
Three months ended September 30 (Thousands)	2001	2000	Change
Operating Revenues	$459,994	$498,606	(8%)
Operating Income	$74,154	$119,131	(38%)
Earnings Available for Common Stock	$32,008	$42,277	(24%)

Earnings for the third quarter decreased $10 million due to higher costs of electricity purchases and lower electric transmission revenues. Those decreases were partially offset by cost control efforts and favorable natural gas purchase prices.

Nine months ended September 30 (Thousands)	2001	2000	Change
Operating Revenues	$1,540,995	$1,569,613	(2%)
Operating Income	$322,622	$369,890	(13%)
Earnings Available for Common Stock	$144,626	$180,235	(20%)

Earnings for the nine months decreased $28 million, excluding a non-recurring benefit in 2000 from the sale of an affiliate's coal-fired generation assets. The decrease is primarily due to higher prices of natural gas purchased and lower electric transmission revenues. Those decreases were partially offset by higher retail electricity deliveries because of colder winter weather, and cost control efforts.

Operating Results for the Electric Delivery Business
Three months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	3,496	3,558	(2%)
Operating Revenues	$423,676	$457,149	(7%)
Operating Expenses	$341,001	$323,831	5%
Operating Income	$82,675	$133,318	(38%)

The $33 million decrease in operating revenues is primarily due to lower wholesale deliveries and lower transmission revenues.

Operating expenses increased $17 million for the quarter due to higher purchased power costs. That increase was partially offset by lower purchased power volume caused by lower wholesale deliveries, and cost control efforts.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

New York State Electric & Gas Corporation
Nine months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	10,563	10,380	2%
Operating Revenues	$1,281,658	$1,327,785	(3%)
Operating Expenses	$963,785	$983,666	(2%)
Operating Income	$317,873	$344,119	(8%)

The $46 million decrease in operating revenues is primarily due to lower wholesale deliveries and lower transmission revenues. Those decreases were partially offset by higher retail deliveries because of colder winter weather earlier this year.

Operating expenses decreased $20 million due to lower purchased power costs primarily due to lower wholesale deliveries, and cost control efforts.

Operating Results for the Natural Gas Delivery Business
Three months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	6,939	7,229	(4%)
Operating Revenues	$36,318	$41,457	(12%)
Operating Expenses	$44,839	$55,644	(19%)
Operating Loss	$(8,521)	$(14,187)	(40%)

The $5 million decrease in operating revenues is primarily due to lower natural gas prices for wholesale sales.

Operating expenses decreased $11 million primarily due to lower purchased natural gas costs because of favorable market conditions and cost control efforts.
Nine months ended September 30 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	40,676	42,030	(3%)
Operating Revenues	$259,337	$241,828	7%
Operating Expenses	$254,588	$216,057	18%
Operating Income	$4,749	$25,771	(82%)

The $18 million increase in operating revenues is primarily due to the recovery of increased natural gas costs for non-residential deliveries in the first quarter this year, partially offset by lower wholesale sales and retail deliveries.

Operating expenses increased $39 million primarily due to an increase in the price of natural gas. That increase was partially offset by cost control efforts.

Item 1.  Financial Statements

Notes to Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation

Notes to Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5, 6
CMP	1, 2, 5, 6
NYSEG	1, 5, 6

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

Amounts presented in the consolidated financial statements for CMP for the periods from July 1, 2000, to the date of acquisition and January 1, 2000, to the date of acquisition, reflect the historical predecessor amounts reported by CMP prior to its acquisition by Energy East. Amounts reported for the three months and nine months ended September 30, 2001, include the amortization of goodwill related to the acquisition of CMP by Energy East.

The four merger transactions were accounted for using the purchase method. In each transaction the purchase price was allocated to the assets acquired and liabilities assumed based on values on the date of purchase. The cost in excess of the fair value of the net assets acquired in each transaction was recorded as goodwill and will be amortized on a straight-line basis over the estimated useful life. (See Energy East Corporation's Item 2(a), Other Matters - Accounting Issues.) The useful life is determined based on the individual characteristics of each acquired company and the lives range from four to 40 years. Goodwill has been adjusted over the 12 months following the mergers as actual amounts for estimated liabilities became known.

The following pro forma information for the company for the three months and nine months ended September 30, 2000, which is based on unaudited data, gives effect to the company's four mergers as if they had been completed January 1, 2000. This information does not reflect future revenues or cost savings that may result from the mergers and is not indicative of actual results of operations had the mergers occurred at the beginning of the period presented or of results that may occur in the future.
Periods Ended September 30, 2000 (Thousands, except per share amounts)	Three Months	Nine Months
Revenues	$853,143	$2,853,967
Net income	$19,535	$205,204
Earnings per share of common stock	$.16	$1.69

Pro forma adjustments reflected in the amounts presented above include: (1) additional depreciation and amortization related to adjusting the four merged companies' non-utility assets to fair value based on an independent appraisal, (2) amortization of goodwill, (3) elimination of merger costs, (4) lower investment income due to the sale of temporary investments to complete the mergers (5) interest expense due to the issuance of merger-related debt and (6) adjustments for estimated tax effects of the above adjustments.

Note 3. Fair Value of Financial Instruments

The company has been evaluating the carrying value of CMP Group's $90 million investment in NEON Communications, Inc. because there has been a significant decline in the market value of NEON common shares over the past twelve months. That decline is consistent with the market performance of telecommunications businesses as a whole. During the third quarter of 2001, the company determined that the decline in NEON's market value was other than temporary and wrote down the cost basis of the investment in NEON Communications to $12 million. The write-down, which totaled $46 million after taxes, or 39 cents per share, is reflected in the company's earnings for the third quarter of 2001.

Note 4. Trust Preferred Securities

In July 2001 Energy East Capital Trust I, a Delaware business trust subsidiary of the company, issued $345 million of company-obligated mandatorily redeemable 81/4% Capital Securities. The trust is a 100% owned finance subsidiary of the company. The assets of the trust consist solely of the company's 81/4% junior subordinated debt securities maturing on July 31, 2031. The company has fully and unconditionally guaranteed the trust's payment obligations with respect to the Capital Securities.

Note 5. Segment Information

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

Selected financial information for Energy East's, CMP's and NYSEG's business segments is presented in the following table.
	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Three Months Ended
Sep. 30, 2001
Operating Revenues Energy East CMP NYSEG	$623,997 $200,229 $423,676	$113,356 - $36,318	$61,495 - -	$798,848 $200,229 $459,994
Net Income (Loss) Energy East CMP NYSEG	$45,381 $11,275 $39,213	$(18,005) - $(7,106)	$(48,433) - -	$(21,057) $11,275 $32,107
Sep. 30, 2000
Operating Revenues Energy East CMP (From acquisition) CMP (Predecessor) NYSEG	$519,866 $64,920 $155,121 $457,149	$90,832 - - $41,457	$40,448 - - -	$651,146 $64,920 $155,121 $498,606
Net Income (Loss) Energy East CMP (From acquisition) CMP (Predecessor) NYSEG	$60,021 $4,306 $1,653 $55,804	$(19,725) - - $(13,428)	$(6,947) - - -	$33,349 $4,306 $1,653 $42,376
Nine Months Ended
Sep. 30, 2001
Operating Revenues Energy East CMP NYSEG	$1,904,785 $622,861 $1,281,658	$808,179 - $259,337	$206,033 - -	$2,918,997 $622,861 1,540,995
Net Income (Loss) Energy East CMP NYSEG	$168,720 $37,295 $148,920	$8,292 - $(3,997)	$(55,894) - -	$121,118 $37,295 $144,923
Sep. 30, 2000
Operating Revenues Energy East CMP (From acquisition) CMP (Predecessor) NYSEG	$1,390,501 $64,920 $613,475 $1,327,785	$407,175 - - $241,828	$109,815 - - -	$1,907,491 $64,920 $613,475 $1,569,613
Net Income (Loss) Energy East CMP (From acquisition) CMP (Predecessor) NYSEG	$179,092 $4,306 $29,878 $175,039	$6,010 - - $5,493	$(1,955) - - -	$183,147 $4,306 $29,878 $180,532

	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Total Assets
Sep. 30, 2001 Energy East CMP NYSEG	$4,210,317 $1,886,380 $2,181,132	$2,455,506 - $676,035	$444,509 $9,234 $166,302	$7,110,332 $1,895,614 $3,023,469
December 31, 2000 Energy East CMP NYSEG	$4,212,623 $1,919,630 $2,116,933	$2,406,848 - $639,684	$394,257 $9,167 $196,368	$7,013,728 $1,928,797 $2,952,985

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

Interest Rate Risk: Additional financing needed to complete the RGS Energy merger, estimated at $400 million, is expected to be issued in the first quarter of 2002. Through financial instruments entered into in August 2001, the company has locked in the treasury rate component of that financing at an average rate of 5.05%.

In July 2001 the company entered into a fixed-to-floating interest rate swap on an 8.05% bond due November 2010. The company will receive a semi-annual fixed rate of 8.05% and will pay a rate based on the six month London Interbank Offered Rate plus 1.875%, on a notional amount of $200 million through November 2010.

Based on current interest rates, the company believes that the market risk for the above arrangements is not material.

Commodity Price Risk: The company's natural gas supply alliance with BP Energy provides the company with additional tools and expertise in natural gas price risk management. (See the company's Form 10-Q for the quarter ended June 30, 2001, Item 2(a) Liquidity and Capital Resources - Natural Gas Delivery Business - Natural Gas Supply Alliance.)

NYSEG has hedged approximately 93% of its expected residential natural gas load through April 2002 with gas in storage, futures and option contracts. For its remaining unhedged positions through April 2002, a $1.00 per dekatherm change in the cost of natural gas changes natural gas costs by about $1.6 million.

NYSEG uses electricity contracts and contracts for differences (CFDs) to manage against fluctuations in the cost of electricity. Those contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold. NYSEG has CFDs, generation and other electricity contracts, which provide for 97% of its expected electric energy requirements for the remainder of 2001, 93% for 2002 and 67% for 2003.

NYSEG is also exposed to price fluctuations in the price of electricity. In situations where the electricity contracts do not cover requirements, NYSEG must buy electricity in the market. Conversely, when NYSEG has contracts for more electricity than its requirements, it must sell the excess in the market. NYSEG uses a cash flow at risk (CFAR) calculation to measure price risk for electricity. At October 31, 2001, the CFAR for electricity requirements was approximately $9 million for the next 12-month period. The CFAR indicates the amount by which the fair value of NYSEG's net position could vary from its current level over a 12-month period, with a 97.5% certainty, assuming all unhedged positions during that period are filled in the market.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY EAST CORPORATION (Registrant)
Date: November 5, 2001	By /s/Robert E. Rude Robert E. Rude Vice President and Controller (Chief Accounting Officer)

CENTRAL MAINE POWER COMPANY (Registrant)
Date: November 5, 2001	By /s/Curtis I. Call Curtis I. Call Treasurer (Chief Accounting Officer)

NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant)
Date: November 5, 2001	By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are delivered with this report:

Registrant	Exhibit No.	Description of Exhibit
Energy East Corporation	4-4	Subordinated Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of July 24, 2001.
Energy East Corporation	4-5

First Supplemental Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of July 24, 2001, related to the Subordinated Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of July 24, 2001.

Energy East Corporation	(A) 10-31	First Amendment dated as of August 1, 2001, to Employment Agreement dated as May 19, 2000, for W. W. von Schack.
Energy East Corporation	(A) 10-32	First Amendment dated as of August 1, 2001, to Employment Agreement dated as May 19, 2000, for K. M. Jasinski.
Energy East Corporation	(A) 10-33	Supplemental Executive Retirement Plan.
Energy East Corporation	(A) 10-34	Energy East Management Corporation Supplemental Executive Retirement Plan.
New York State Electric & Gas Corporation	(A) 10-31	Supplemental Executive Retirement Plan, amended and restated effective August 1, 2001.

_________________________________
(A) Management contract or compensatory plan or arrangement.