Form 10-K405
period 2001-12-31
CENTRAL MAINE POWER CO; ENERGY EAST CORP; NEW YORK STATE ELECTRIC & GAS CORP
filed 2002-03-25
CIK 18675, 1046861, 71675

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number	Exact name of Registrant as specified in its charter, State of incorporation, Address and Telephone number	IRS Employer Identification No.
1-14766	Energy East Corporation (A New York Corporation) P. O. Box 12904 Albany, New York 12212-2904 (518) 434-3049	14-1798693
1-5139	Central Maine Power Company (A Maine Corporation) 83 Edison Drive Augusta, Maine 04336 (207) 623-3521	01-0042740
1-3103-2	New York State Electric & Gas Corporation (A New York Corporation) P. O. Box 3287 Ithaca, New York 14852-3287 (607) 347-4131	15-0398550

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Name of each exchange on which registered
Energy East Corporation	Common Stock (Par Value $.01)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Central Maine Power Company	6% Preferred Stock (Par Value $100)
Central Maine Power Company	Dividend Series Preferred Stock (Par Value $100): 3.50% Series 4.60% Series 4.75% Series 5.25% Series
New York State Electric & Gas Corporation	Cumulative Preferred Stock (Par Value $100): 3.75% Series 41/2% Series (Series 1949) 4.40% Series 4.15% Series (Series 1954)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   X   ]

The aggregate market value as of March 15, 2002, of the common stock held by nonaffiliates of Energy East Corporation was $2,390,167,031.

As of March 15, 2002, shares of common stock outstanding for each registrant were:

Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	116,821,458
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)

(1) All shares are owned by CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation.
(2) All shares are owned by Energy East Corporation.

DOCUMENTS INCORPORATED BY REFERENCE
Document	10-K Part
Energy East Corporation has incorporated by reference certain portions of its Proxy Statement, which will be filed with the Commission on or before April 30, 2002.	III

TABLE OF CONTENTS

PART I

PART II

TABLE OF CONTENTS (Cont'd)

PART III
		Page
Item 10.	Directors and executive officers of the Registrants	106
Item 11.	Executive compensation	106
Item 12.	Security ownership of certain beneficial owners and management	106
Item 13.	Certain relationships and related transactions	106

PART IV
Item 14.	Exhibits, financial statement schedule, and reports on Form 8-K	107
	(a) List of documents filed as part of this report
	Financial statements	107
	Financial statement schedule	107
	Exhibits
	Exhibits delivered with this report	108
	Exhibits incorporated herein by reference	109
	(b) Reports on Form 8-K	119
Signatures	120

PART I

Item 1.  Business

(a)  General development of business

Energy East: Energy East Corporation (Energy East or the company) is a public utility holding company that was organized under the laws of the State of New York in 1997 and became the parent of New York State Electric & Gas Corporation (NYSEG) in May 1998. Energy East is a super regional energy services and delivery company with operations in New York, Connecticut, Massachusetts, Maine and New Hampshire and corporate offices in New York and Maine.

The company merged with Connecticut Energy Corporation (CNE) on February 8, 2000, and merged with CMP Group, Inc., CTG Resources, Inc. and Berkshire Energy Resources (Berkshire Energy) on September 1, 2000. The four companies are wholly-owned Energy East subsidiaries. In connection with the mergers the company registered as a holding company with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935. The company's consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000.

CNE is engaged in the retail distribution of natural gas in Connecticut through its wholly-owned subsidiary, The Southern Connecticut Gas Company (SCG). CMP Group's principal operating subsidiary, Central Maine Power Company (CMP), is primarily engaged in transmitting and distributing electricity generated by others to retail customers in Maine. CTG Resources is the parent of Connecticut Natural Gas Corporation (CNG), a regulated natural gas distribution company in Connecticut. Berkshire Energy's wholly-owned subsidiary, The Berkshire Gas Company (Berkshire Gas), is a regulated natural gas distribution company that operates in western Massachusetts.

In February 2001 the company announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting. (See Item 7 - Energy East Corporation and RGS Energy Merger Agreement.)

Central Maine Power Company: CMP is a public utility incorporated in Maine in 1905. In September 1998 CMP was reorganized into a holding company structure pursuant to a Plan of Merger with CMP Group. All of the shares of CMP common stock were converted into an equal number of shares of CMP Group common stock and CMP Group became CMP's parent. Effective September 2000, pursuant to a Plan of Merger, CMP Group became a wholly-owned subsidiary of Energy East.

New York State Electric & Gas Corporation: NYSEG was organized under the laws of the State of New York in 1852. It was reorganized into a holding company structure in May 1998 pursuant to an Agreement and Plan of Share Exchange with Energy East. Each outstanding share of NYSEG's common stock was exchanged for one share of Energy East's common stock and Energy East became NYSEG's parent.

The following general developments have occurred in the companies' businesses since January 1, 2001:

Regulatory and Rate Matters
(See Item 7 - Electric Delivery Business and Natural Gas Delivery Business.)

(b)  Financial information about segments
(See Item 8 - Note 15 to the company's and Note 12 to CMP's Consolidated Financial Statements, and Note 13 to NYSEG's Financial Statements.)

(c)  Narrative description of business
(See Item 7 - Energy East Corporation and RGS Energy Merger Agreement, Electric Delivery Business, Natural Gas Delivery Business and Other Businesses.)

Disposition of Assets
(See Item 7 - Electric Delivery Business, Sale of Nine Mile Point 2 and Sale of CMP Nuclear Interests and Item 8 - Note 9 to the company's and Note 7 to CMP's Consolidated Financial Statements and Note 8 to NYSEG's Financial Statements.)

(i)  (a)  Principal business

The company's principal energy delivery business consists primarily of its regulated electricity transmission and distribution operations in upstate New York and Maine and its regulated natural gas transportation, storage and distribution operations in upstate New York, Connecticut, Maine and Massachusetts.

CMP's principal business consists of its regulated electricity transmission and distribution operations in southern and central Maine.

NYSEG's principal business consists of its regulated electricity transmission and distribution operations and its regulated natural gas transportation, storage and distribution operations in upstate New York. NYSEG also generates electricity from its several hydroelectric and two internal combustion stations.

CMP's service territory is located in the southern and central areas of Maine, and includes most of Maine's industrial and commercial centers. NYSEG's service territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern and western parts of the State of New York. One of the company's Connecticut service territories extends along the southern Connecticut coast from Westport to Old Saybrook and the other is located principally in the greater Hartford-New Britain area and Greenwich. The company's Massachusetts service territory is in the western area of the state. The approximate areas and populations of the company's service territories are: Maine - 11,000 square miles and one million people, New York - 20,000 square miles and 2.5 million people, Connecticut - 1,400 square miles and 1.6 million people, and Massachusetts - 1,000 square miles and 190,000 people.

In Maine CMP serves electricity customers in the city of Portland and the Lewiston-Auburn, Augusta-Waterville and Bath-Brunswick areas. The larger cities in New York in which NYSEG serves both electricity and natural gas customers are Binghamton, Elmira, Auburn, Geneva, Ithaca and Lockport. The larger cities in which the company serves natural gas customers in Connecticut are Bridgeport, New Haven, Greenwich and Hartford, and in Massachusetts they are Pittsfield and North Adams.

The company serves approximately 1.4 million electricity customers and 600,000 natural gas customers, including CMP's approximately 555,000 electricity customers and NYSEG's approximately 829,000 electricity customers and 250,000 natural gas customers. The service territories reflect diversified economies, including high-tech firms, insurance, light industry, pulp and paper industry, ship building, colleges and universities, agriculture, fishing and recreational facilities. No customer accounts for more than 5% of either electric or natural gas revenues for Energy East and NYSEG or for more than 5% of electric revenues for CMP.

Energy East's operating revenues derived from electricity deliveries were 67% in 2001, 68% in 2000 and 83% in 1999. Its operating revenues derived from natural gas deliveries were 27% in 2001, 26% in 2000 and 14% in 1999. CMP's operating revenues are derived from electricity deliveries. Approximately 83% of NYSEG's operating revenues for 2001, 2000 and 1999 was derived from electricity deliveries, with the balance each year derived from natural gas deliveries.

(i)  (b)  Other businesses

The company's other businesses include a nonutility generating company, a retail energy marketing company, telecommunications assets, a propane distribution company, a district heating system and a Federal Energy Regulatory Commission (FERC) regulated liquefied natural gas peaking plant.

Cayuga Energy owns electric generation facilities that sell power in the wholesale market at times of high demand. TEN Companies manages a district heating and cooling network in Hartford, Connecticut and owns an interest in Iroquois Gas Transmission System.

CNE Energy Services Group has an interest in two small pipelines that serve power plants in Connecticut. CNE Energy Services Group also leases a liquefied natural gas plant that serves the peaking gas markets in the Northeast and the peaking generation market in Connecticut. CNE Venture-Tech invests in ventures that offer technologically advanced energy-related products.

The Union Water-Power Company provides energy management, utility construction, utility locating and support services, and energy-efficiency contracting.

Energy East Solutions sells electricity and natural gas in wholesale and retail markets in the Northeast and mid-Atlantic regions. Berkshire Propane delivers propane to customers in western Massachusetts, southern Vermont and eastern New York. Berkshire Service Solutions sells energy-related services in the same area.

Energy East Telecommunications owns fiber optic lines in central New York that it leases to retail communications companies. MaineCom Services provides telecommunications services and holds an interest in NEON Communications, which owns a fiber optic network in New England and the mid-Atlantic region.

Energy East Enterprises includes two small natural gas delivery companies, Maine Natural Gas and New Hampshire Gas, and Seneca Lake Storage, which is developing high-deliverability gas storage in upstate New York.

(ii)  New product or segment - Not applicable

(iii)  Sources and availability of raw materials

Electric
(See Item 7 - Electric Delivery Business, Sale of Nine Mile Point 2, Sale of CMP Nuclear Interests, Independent System Operator, Regional Transmission Organization, Central Maine Power Electricity Supply Responsibility and NYSEG Electric Rate Settlement, Item 7A - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk and
Item 8 - Note 1 to the company's Consolidated Financial Statements and NYSEG's Financial Statements.)

NYSEG satisfied the majority of its power requirements for 2001 through purchases under long-term contracts from nonutility generators (NUGs) and the New York Power Authority and generation from its share of a nuclear plant and its several hydroelectric stations. NYSEG's share of the nuclear plant was sold in November 2001. For its remaining power requirements, NYSEG assumed the risk of market prices and used electricity contracts, both physical and financial, to manage its exposure to fluctuations in the market price of electricity. NYSEG's electric rate settlement provides for a reconciliation and true-up of certain actual power supply costs during 2002, therefore the supply cost risk for 2002 will be substantially eliminated.

CMP sold its power entitlements from its NUG contracts and from its minority interests in two nuclear stations for a two-year period beginning March 1, 2000. CMP sold its power entitlements from its NUG contracts and from its minority interest in its one remaining nuclear station for an additional three-year period beginning March 1, 2002. Under Maine Law adopted in 1997 CMP was mandated to sell its generation assets and relinquish its supply responsibility. However, the Maine Public Utilities Commission (MPUC) can mandate that CMP be a standard-offer provider for supply service should bids by competitive suppliers be deemed unacceptable by the MPUC.

Natural Gas
(See Item 7 - Natural Gas Delivery Business, Item 7A - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk and Item 8 - Note 1 to the company's Consolidated Financial Statements and NYSEG's Financial Statements.)

The company's natural gas supply mix includes long-term, short-term and spot natural gas purchases transported under both firm and interruptible transportation contracts. During 2001 about 44% of NYSEG's natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 56% was purchased in the monthly or daily spot natural gas market. CNG purchased about 44% of its natural gas supply for 2001 from various suppliers under long-term contracts and 56% under short-term sales contracts and in the monthly or daily spot natural gas market. SCG purchased about 58% of its 2001 natural gas supply from various suppliers under long-term contracts and 42% in the short-term/spot market. Berkshire Gas purchased about 82% of its 2001 natural gas supply from various suppliers under long-term contracts and 18% in the short-term/spot market. The company and NYSEG use natural gas futures and options contracts to manage their exposure to fluctuations in natural gas commodity prices.

(iv)  Franchises

The company's operating companies, including CMP and NYSEG, have valid franchises, with minor exceptions, from the municipalities in which they render service to the public.

Effective September 21, 2001, Maine Law authorized any natural gas utility providing gas distribution service in the State of Maine to provide gas distribution service to any municipality in Maine that is not already being served by another natural gas utility.

(v)  Seasonal business

Sales of electricity are highest during the winter months primarily due to space heating usage and fewer daylight hours. Sales of natural gas are highest during the winter months primarily due to space heating usage.

(vi)  Working capital items

The company's operating companies, including CMP and NYSEG, have been granted, through the ratemaking process, an allowance for working capital to operate their ongoing electric and/or natural gas utility systems.

(vii)  Single customer - Not applicable

(viii)  Backlog of orders - Not applicable

(ix)  Business subject to renegotiation - Not applicable

(x)  Competitive conditions
(See Item 7 - Electric Delivery Business, Natural Gas Delivery Business, Other Businesses and Accounting Issues.)

(xi)  Research and development

The company's expenditures on research and development were $5 million each year in 2001, 2000 and 1999, principally for NYSEG's internal research programs and for contributions to research administered by the New York State Energy Research and Development Authority, the Electric Power Research Institute and the New York Gas Group. These expenditures are designed to improve existing technologies and to develop new technologies for the delivery and customer use of energy.

(xii)  Environmental matters
(See Item 3 - Legal proceedings, Item 7 - Electric Delivery Business, and Item 8 - Notes 7, 9 and 10 to the company's and Notes 6, 7 and 8 to CMP's Consolidated Financial Statements, and Notes 6, 8 and 9 to NYSEG's Financial Statements.)

The company, CMP and NYSEG are subject to regulation by the federal government and by state and local governments with respect to environmental matters. They are also subject to state laws regarding environmental approval and certification of proposed major transmission facilities.

From time to time environmental laws, regulations and compliance programs may require changes in the company's, CMP's and NYSEG's operations and facilities and may increase the cost of energy delivery service. Historically, rate recovery has been authorized for environmental compliance costs.

Capital additions to meet environmental requirements during the three years ended December 31, 2001, were approximately $9 million for Energy East, including $1 million for CMP and $6 million for NYSEG. Future capital additions to meet environmental requirements are not expected to be material as a result of the sale of the company's coal-fired generation plants in 1999.

Water and air quality

The company and NYSEG are required to comply with federal and state water and air quality statutes and regulations including the Clean Water Act. The Clean Water Act requires that generating stations be in compliance with federally issued National Pollutant Discharge Elimination System Permits or state issued State Pollutant Discharge Elimination System (SPDES) Permits, which reflect water quality considerations for the protection of the environment. The Energy Network (TEN) owns interests in three natural gas-fired peaking generating stations, which have the required federal or state operating permits and are in compliance with the permits.

(xiii)  Number of employees

Energy East had 5,816 employees, which includes 1,410 CMP employees and 2,907 NYSEG employees, as of March 1, 2002.

(d) Financial information about geographic areas  Not applicable

Item 2.  Properties
(See Item 7 - Electric Delivery Business, Nine Mile Point 2 and Sale of CMP Nuclear Interests, and Other Businesses, Cayuga Energy Generating Plant.)

CMP's electric system includes substations and transmission and distribution lines, all of which are located in the State of Maine. NYSEG's electric system includes hydroelectric and internal combustion generating stations, substations and transmission and distribution lines, all of which are located in the State of New York. TEN owns interests in three natural gas-fired peaking generating stations, two that are operated by Cayuga Energy, a wholly-owned subsidiary, and located in the State of New York, and one for which Cayuga Energy manages fuel procurement and electricity sales that is located in Pennsylvania. Generating facilities are:
Company	Name and location of station		Generating capability (megawatts)
CMP	Nuclear Vermont Yankee	(Vernon, VT)	19 (1)
NYSEG	Hydroelectric	(Various - 7 locations)	61
TEN TEN TEN NYSEG	Internal combustion Internal combustion Internal combustion Internal combustion	(Carthage, NY) (South Glens Falls, NY) (Archbald, PA) (Harris Lake, NY and State Street Gas Turbine, NY)	67 57 (2) 22 (3) 9
Total - all stations			235

(1) CMP sold its power entitlement from Vermont Yankee for a two-year period beginning March 1, 2000, and has sold its power entitlement for an additional three-year period beginning March 1, 2002. CMP is in the process of selling its interest in Vermont Yankee, an operating unit, pending regulatory approvals. On January 30, 2002, the Federal Energy Regulatory Commission issued an order approving the sale. (See Item 8 - Note 9 to the company's and Note 7 to CMP's Consolidated Financial Statements.)

(2) Cayuga Energy's 85% share of the generating capability.
(3) Cayuga Energy's 50.1% share of the generating capability.

CMP has ownership interests in three nuclear generating facilities in addition to its 4% interest in Vermont Yankee: Maine Yankee in Wiscasset, Maine, 38%; Yankee Atomic in Rowe, Massachusetts, 9.5%; and Connecticut Yankee in Haddam, Connecticut, 6%. Yankee Atomic, Maine Yankee and Connecticut Yankee have been permanently shut down. Yankee Atomic has been decommissioned and Maine Yankee and Connecticut Yankee are in the process of being decommissioned.

NYSEG owns 430 substations in New York having an aggregate transformer capacity of 12,696,630 kilovolt-amperes. The transmission system consists of 4,384 circuit miles of line. The distribution system consists of 34,027 pole miles of overhead lines and 2,321 miles of underground lines.

CMP owns 303 substations in Maine having an aggregate transformer capacity of 6,469,459 kilovolt-amperes. The transmission system consists of 2,546 circuit miles of line. The distribution system consists of 21,948 pole miles of overhead lines and 139 miles of underground lines.

The operating companies' natural gas systems consist of the following:

Operating Company	Location	Miles of Transmission Pipeline	Miles of Distribution Pipeline
NYSEG	New York State	74	7,506
SCG	Connecticut	-	3,621
CNG	Connecticut	-	3,473
Berkshire Gas	Massachusetts	-	715
Maine Natural Gas	Maine	-	47
New Hampshire Gas	New Hampshire	-	27

Substantially all of the company's utility plant is subject to liens or mortgages securing its subsidiaries' first mortgage bonds. None of CMP's utility plant is subject to liens or mortgages securing first mortgage bonds. NYSEG's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of its properties.

Item 3.  Legal proceedings
(See Item 7 - Electric Delivery Business and Item 8 - Note 10 to the company's and Note 8 to CMP's Consolidated Financial Statements, and Note 9 to NYSEG's Financial Statements.)

Since the New York State Public Service Commission (NYPSC), Connecticut Department of Public Utility Control (DPUC), MPUC and Massachusetts Department of Telecommunications and Energy (DTE) have allowed the company's operating companies to recover in rates remediation costs for certain of the sites referred to in the second and fourth paragraphs of Note 10 to the company's and Note 8 to CMP's Consolidated Financial Statements, and the second and fourth paragraphs of Note 9 to NYSEG's Financial Statements, there is a reasonable basis to conclude that such operating companies will be permitted to recover in rates any remediation costs that they may incur for all of the sites referred to in those paragraphs. Therefore, the company, CMP and NYSEG believe that the ultimate disposition of the matters referred to in the paragraphs of the Notes referred to above in the company's and CMP's Consolidated Financial Statements and NYSEG's Financial Statements will not have a material adverse effect on their results of operations or financial position.

(a)  In August 1997 NYSEG was notified by the New York State Department of Environmental Conservation (NYSDEC) that NYSDEC was contemplating enforcement action against NYSEG with respect to violations of regulations concerning opacity of air emissions at all of the company's New York coal-fired stations. NYSEG is in the process of negotiating a consent order with the NYSDEC to resolve the NYSDEC's demand for a penalty of approximately $650,000. The company sold its New York coal-fired stations to The AES Corporation (AES) in May 1999.

(b)  NYSEG received a letter in October 1999 from the New York State Attorney General's office alleging that NYSEG may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits. The Goudey and Greenidge plants were sold to AES in May 1999. The letter requested that NYSEG and AES provide the Attorney General's office with a large number of documents relating to this allegation. In January 2000 NYSEG received a subpoena from the NYSDEC ordering production of similar documents. The NYSDEC subsequently requested similar documents with respect to the Hickling and Jennison generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

In April 2000 NYSEG received a letter from the U.S. Environmental Protection Agency (EPA) requesting information with respect to the operation of the Milliken and Kintigh generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999. NYSEG furnished documents pursuant to the Attorney General's, NYSDEC's and EPA's requests.

In May 2000 NYSEG received a notice of violation from the NYSDEC alleging that two projects at Goudey and four projects at Greenidge were constructed without the necessary permits having been obtained.

On April 18, 2001, EPA notified NYSEG by telephone that EPA would be issuing notices of violation alleging that various projects at the Milliken and Kintigh generating stations were constructed without the necessary permits having been obtained.

NYSEG believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's, NYSDEC's and EPA's allegations. NYSEG believes that any liability related to this matter will be the responsibility of AES in accordance with the asset purchase agreement.

(c)  On October 30, 2000, NYSEG and Pennsylvania Electric Company (Penelec) received a letter from EME Homer City Generation, L.P. (EME), a subsidiary of the purchaser of the Homer City generating station (Station) in which NYSEG and Penelec each formerly owned a one-half interest. The letter gave NYSEG and Penelec notice that the EPA has found alleged violations of the federal Clean Air Act related to the Station. EME has indicated that it will claim that certain fines, penalties and costs arising out of or related to these alleged violations, which NYSEG believes may be material, are liabilities retained by NYSEG and Penelec under the terms of the asset purchase agreement for the Station. While it will continue to examine this matter, NYSEG believes that such fines, penalties and costs are not liabilities retained by it.

Item 4.  Submission of matters to a vote of security holders

None for Energy East, CMP or NYSEG.

* * * * * * * * * * * *

Executive Officers of the Registrants
Name	Age	Positions, offices and business experience -January 1997 to date
Energy East Corporation
Wesley W. von Schack	57	Chairman, President & Chief Executive Officer, April 1998 to date; Chairman, President & Chief Executive Officer of NYSEG to April 1999.
Kenneth M. Jasinski	53

Executive Vice President and Chief Financial Officer, February 2002 to date; Executive Vice President, General Counsel & Secretary, August 2000 to February 2002; Executive Vice President and General Counsel, April 1999 to August 2000; Senior Vice President and General Counsel, April 1998 to April 1999; Executive Vice President of NYSEG, April 1998 to April 1999; Partner of Huber Lawrence & Abell (attorneys at law) to April 1998.

Robert D. Kump	40	Vice President, Treasurer & Secretary, February 2002 to date; Vice President and Treasurer, November 1999 to February 2002; Treasurer, October 1998 to November 1999; Treasurer of NYSEG to August 2000.
Robert E. Rude	49

Vice President and Controller, November 1999 to date; Controller, October 1998 to November 1999; Executive Director, Corporate Planning of NYSEG, October 1998 to October 2000; Director, Corporate Planning and Rates of NYSEG to October 1998.

Robert M. Allessio	51

President and Chief Executive Officer of Berkshire Energy Resources and The Berkshire Gas Company, September 2000 to date; President and Chief Operating Officer of The Berkshire Gas Company, August 1999 to September 2000; Vice President, Utility Operations of The Berkshire Gas Company, to August 1999.

Richard R. Benson	44

Vice President, Human Resources of Energy East Management Corporation, October 2000 to date; Executive Director, Human Resources of NYSEG, October 1998 to October 2000; Director, Human Resources of NYSEG to October 1998.

Sara J. Burns	46	President of CMP, September 1998 to date; Chief Operating Officer, Distribution Services of CMP, May 1997 to September 1998; Managing Director, Human Resources of CMP to May 1997.

Executive Officers of the Registrants (Cont'd)
Name	Age	Positions, offices and business experience -January 1997 to date
Michael I. German	51

Senior Vice President, Business Development of Energy East Management Corporation, March 2002 to date; Senior Vice President of Energy East Corporation, April 1998 to March 2002; President and Chief Executive Officer of The Energy Network, Inc., October 2000 to date; President and Chief Operating Officer of NYSEG, April 1999 to October 2000; Executive Vice President and Chief Operating Officer of NYSEG, April 1998 to April 1999; Executive Vice President of NYSEG, May 1997 to April 1998; Senior Vice President-Gas Business Unit of NYSEG to May 1997.

James P. Laurito	45

President and Chief Operating Officer of Connecticut Natural Gas Corporation and The Southern Connecticut Gas Company, October 2000 to date; President of TEN Companies, Inc. (formerly The Energy Network, Inc.), January 1999 to October 2000; Vice President, Business Development of TEN Companies, Inc., September 1997 to January 1999; President and Chief Executive Officer of Consumers Applied Technologies, Inc. to September 1997.

F. Michael McClain	52

Vice President, Finance of Energy East Management Corporation, October 2000 to date; Vice President, Corporate Development of CMP Group, Inc., September 1998 to October 2000; Vice President, Corporate Development of CMP, February 1998 to September 1998; Group Vice President and Chief Operating Officer of Petroleum Group, Dead River Company to February 1998.

Angela M. Sparks-Beddoe	37

Vice President, Governmental Affairs of Energy East Management Corporation, January 2001 to date; Director, Legislative Affairs of NYSEG, February 1999 to January 2001; Manager, Federal Government Affairs of NYSEG to February 1999.

Ralph R. Tedesco	48

President and Chief Operating Officer of NYSEG, October 2000 to date; Senior Vice President, Customer Service Business Unit of NYSEG, May 1997 to October 2000; Vice President, Strategic Growth Business Unit of NYSEG to May 1997.

Denis E. Wickham	53

Senior Vice President, Transmission and Supply of Energy East Management Corporation, October 2000 to date; Senior Vice President, Energy Operating Services of NYSEG, June 1998 to October 2000; Vice President, Electric Resource Planning of NYSEG to June 1998.

Executive Officers of the Registrants (Cont'd)
Name	Age	Positions, offices and business experience -January 1997 to date
Central Maine Power Company
Sara J. Burns	46	President, September 1998 to date; Chief Operating Officer, Distribution Services, May 1997 to September 1998; Managing Director, Human Resources to May 1997.
New York State Electric & Gas Corporation
Ralph R. Tedesco	48

President and Chief Operating Officer, October 2000 to date; Senior Vice President, Customer Service Business Unit, May 1997 to October 2000; Vice President, Strategic Growth Business Unit to May 1997.

Wesley W. von Schack and Kenneth M. Jasinski each have an employment agreement for a term ending February 7, 2005. Mr. von Schack's agreement provides for his employment as Chairman, President & Chief Executive Officer of the company and Mr. Jasinski's agreement provides for his employment as Executive Vice President and Chief Financial Officer of the company. Michael I. German has an employment agreement for a term ending on December 31, 2003. Mr. German's agreement provides for his employment as Senior Vice President, Business Development of Energy East Management Corporation and President and Chief Executive Officer of The Energy Network, Inc. Each agreement provides for automatic one-year extensions unless either party to an agreement gives notice that such agreement is not to be extended.

Sara J. Burns, F. Michael McClain and Robert M. Allessio each have an employment agreement for a term of three years beginning September 1, 2000, which is automatically extended each month unless either party to an agreement gives written notice that it is not to be extended. Ms. Burns' agreement provides for her employment as President of CMP and Mr. Allessio's agreement provides for his employment as President and Chief Executive Officer of Berkshire Gas.

Each officer holds office for the term for which he or she is elected or appointed, and until his or her successor is elected and qualifies. The term of office for each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders.

PART II

Item 5.  Market for Registrants' common equity and related stockholder matters

See Item 8 - Note 16 to the company's Consolidated Financial Statements.

CMP Group, Inc., a wholly-owned subsidiary of Energy East, owns all of CMP's common stock. See Item 8 - CMP's Consolidated Statements of Changes in Common Stock Equity for information regarding dividends declared.

Energy East owns all of NYSEG's common stock. See Item 8 - NYSEG's Statements of Changes in Common Stock Equity for information regarding dividends declared.

Item 6.  Selected financial data

See the information under the heading Selected financial data for each registrant, which is included in this report as follows:

Energy East - page 16
CMP - page 58
NYSEG - page 80

Item 7.  Management's discussion and analysis of financial condition and results of operations

See the information under the heading Management's discussion and analysis of financial condition and results of operations for each registrant, which is included in this report as follows:

Energy East - pages 17 to 31
CMP - pages 58 to 61
NYSEG - pages 80 to 85

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or nonderivative, caused by fluctuations in interest rates and prices. The following discussion of the companies' risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those contemplated in the "forward-looking" statements. The companies handle market risks in accordance with established policies, which may include various derivative transactions. (See Item 8 - Note 1 to the company's Consolidated Financial Statements and NYSEG's Financial Statements.)

The financial instruments held or issued by the companies are for purposes other than trading or speculation. Quantitative and qualitative disclosures are discussed as they relate to the following market risk exposure categories: Interest Rate Risk, Commodity Price Risk and Other Market Risk.

Interest Rate Risk: The companies are exposed to risk resulting from interest rate changes on their variable-rate debt and commercial paper. The company and its subsidiaries use interest rate swap agreements to manage the risk of increases in such variable rate issues and/or to maintain desired fixed-to-floating rate ratios. Amounts paid and received under those agreements are recorded as adjustments to the interest expense of the specific debt issues. The companies estimate that a 1% change in average interest rates would change annual interest expense for variable rate debt by about $5 million for Energy East, $1 million for NYSEG and $0.5 million for CMP. (See Item 8 - Notes 4 and 11 to the company's and Notes 3 and 9 to CMP's Consolidated Financial Statements, and Notes 3 and 11 to NYSEG's Financial Statements.)

The company occasionally uses financial instruments to lock in the treasury rate component of future financings.

Commodity Price Risk: Commodity price risk is a significant issue for the company and NYSEG due to volatility experienced in both the electric and natural gas wholesale markets. The companies manage this risk through a combination of regulatory mechanisms, which allow for the pass-through of the market price of electricity and natural gas to consumers, and through comprehensive risk management processes. These measures mitigate the companies' commodity price exposure, but do not completely eliminate it.

While CMP has no long-term supply responsibilities, the MPUC can mandate that CMP be a standard-offer provider for supply service should bids by competitive suppliers be deemed unacceptable by the MPUC. On September 18, 2001, the MPUC chose Constellation Power Source Maine, LLC as the new supplier of standard-offer electricity to CMP's residential and small commercial standard-offer class for a three-year period beginning March 1, 2002. On January 14, 2002, the MPUC chose Select Energy, Inc. as the new supplier of standard-offer electricity to all other CMP commercial customers and all CMP industrial customers for a one-year period beginning March 1, 2002.

CNG, SCG and Berkshire Gas all have purchased gas adjustment clauses. (See Item 7 - Natural Gas Delivery Business, Connecticut Regulatory Proceedings.) Under its current rate and restructuring plans, NYSEG is subject to the effect of market fluctuations in the price of natural gas and electricity purchased. NYSEG's natural gas exposure is limited to purchases for residential customers because it is allowed to pass through increases in the market price of natural gas to nonresidential customers. NYSEG has filed for a gas adjustment clause for residential customers that would become effective in October 2002. NYSEG has also filed for authorization to defer the difference between natural gas costs embedded in its residential gas sales rates and actual gas costs incurred for residential customers during the period November 1, 2001, through September 30, 2002. (See Item 7 - NYSEG Natural Gas Rate Filings.)

NYSEG uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow NYSEG to fix margins on sales of natural gas. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled.

NYSEG has hedged approximately 75% of its expected residential natural gas load through September 2002 with gas in storage, futures and options contracts. For its remaining unhedged positions through September 2002, a $1.00 per dekatherm change in the cost of natural gas would change natural gas costs by about $1 million.

NYSEG uses electricity contracts and contracts for differences (CFDs), which are financial contracts with features similar to commodity swap agreements, to manage against fluctuations in the cost of electricity. Those contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold. NYSEG has CFDs, generation and other electricity contracts, which provide for 97% of its expected electric energy requirements for 2002, 72% for 2003 and 68% for 2004.

NYSEG uses a cash flow at risk (CFAR) calculation to measure price risk for electricity. NYSEG estimates the CFAR using a closed form methodology. The CFAR indicates the amount by which the fair value of NYSEG's net position could vary from its current level over a 12-month period, with a 97.5% certainty, assuming all unhedged positions during that period are filled in the market. At year end, excluding the reconciliation provided for in NYSEG's electric rate settlement, the CFAR for electricity requirements was approximately $10 million for the next 12-month period. NYSEG's electric rate settlement provides for a reconciliation and true-up of certain actual power supply costs during 2002, therefore the supply cost risk for 2002 will be substantially eliminated. (See Item 7 - NYSEG Electric Rate Settlement.) The value at risk for the year ended December 31, 2001, was: average - $1.5 million, high - $2.3 million and low - $0.9 million.

Other Market Risk: The companies' pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in those markets as well as changes in interest rates could cause the companies to recognize increased or decreased pension income or expense. (See Item 8 - Note 14 to the company's and Note 11 to CMP's Consolidated Financial Statements, and Note 12 to NYSEG's Financial Statements.)

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and/or natural gas utility markets; regulatory uncertainty in a politically charged environment of fluctuating energy prices; operation of the New York Independent System Operator and ISO New England, Inc.; the operation of a regional transmission organization; the ability to control nonutility generator and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements now that all coal-fired generation assets have been sold; Energy East's ability to expand its products and services, including its energy infrastructure in the Northeast; Energy East's ability to integrate the operations of CNE, CMP Group, CTG Resources, Berkshire Energy and RGS Energy with its operations; market risk; the ability to obtain adequate and timely rate relief; nuclear, terrorist or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in the companies' publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 8.  Financial statements and supplementary data

Index to 2001 Financial Statements

Item  9.  Changes in and disagreements with accountants on accounting and financial disclosure

None for Energy East, CMP or NYSEG.

Selected Financial Data

Energy East Corporation
	2001		2000 (2)		1999		1998	1997
	(Thousands, except per share amounts)
Operating Revenues	$3,759,787		$2,959,520		$2,278,608		$2,499,568	$2,170,102
Depreciation and amortization	$204,281		$165,524		$648,970	(4)	$191,462	$202,151
Other taxes	$192,772		$165,767		$179,028		$204,483	$205,974
Interest Charges, Net	$217,028		$152,503		$132,908		$125,557	$123,199
Income Before Extraordinary Item	$187,607		$236,679		$236,317		$194,205	$175,211
Extraordinary Loss, Net of Tax	-		$1,645		$17,566		-	-
Net Income	$187,607	(1)	$235,034	(3)	$218,751	(5)	$194,205	$175,211	(6)
Earnings Per Share, basic and diluted	$1.61	(1)	$2.06	(3)	$1.88	(5)	$1.51	$1.29	(6)
Dividends Paid Per Share	$.92		$.88		$.84		$.78	$.70
Average Common Shares Outstanding	116,708		114,213		116,316		128,742	136,306
Book Value Per Share of Common Stock at Year End	$15.26		$14.59		$12.84		$13.61	$13.36
Capital Spending	$222,875		$168,320		$82,674		$137,350	$129,551
Total Assets	$7,269,232		$7,013,728		$3,773,171		$4,902,085	$5,044,914
Long-term Obligations, Capital Leases and Redeemable Preferred Stock	$2,816,278		$2,346,814		$1,235,089		$1,460,120	$1,475,224

All per share amounts and shares outstanding have been restated to reflect the two-for-one common stock split effective April 1, 1999.
Reclassifications: Certain amounts included in Selected Financial Data have been reclassified to conform with the 2001 presentation.
(1) Includes the $78 million writedown of CMP Group's investment in NEON Communications, Inc. that decreased net income by $46 million and earnings per share by 39 cents.
(2) Due to the completion of the company's merger transactions during 2000 the consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000.
(3) Includes the effects of the nonrecurring benefit from the sale of the company's coal-fired generation assets that increased net income by $8 million and earnings per share by 7 cents and the nonrecurring loss from the sale of XENERGY, Inc. that decreased net income by $4 million and earnings per share by 4 cents.
(4) Depreciation and amortization includes accelerated amortization of the Nine Mile Point 2 nuclear generating station (NMP2) related to the sale of the company's coal-fired generation assets, authorized by the NYPSC. (See Item 8 - Note 8 to the company's Consolidated Financial Statements.)
(5) Includes the effect of the extraordinary loss from the early retirement of debt that decreased net income by $18 million and earnings per share by 15 cents and the nonrecurring benefit from the sale of the company's coal-fired generation assets net of the writeoff of NMP2 that increased net income by $14 million and earnings per share by 12 cents.
(6) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million and earnings per share by 12 cents.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger Agreement

In February 2001 Energy East announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting.

Under the merger agreement 45% of the RGS Energy common stock will be exchanged for Energy East common stock with a value of $39.50 per RGS Energy share, subject to restrictions on the minimum and maximum number of shares to be issued, and 55% of the RGS Energy common stock will be converted into $39.50 in cash per RGS Energy share. RGS Energy shareholders will be able to elect the form of consideration they wish to receive, subject to proration. The company intends to finance the cash portion of the transaction primarily through the issuance of long-term debt and trust preferred securities. (See Financing Activities.)

RGS Energy and Energy East each held their annual meeting on June 15, 2001: RGS Energy's shareholders approved the merger and Energy East's shareholders approved the issuance of Energy East shares in connection with the merger.

The merger is subject to, among other things, various regulatory approvals, including the NYPSC, FERC, Nuclear Regulatory Commission (NRC) and SEC. The company has made all required regulatory filings and received approval from FERC in September 2001 and NRC in December 2001 for the change in control of RGS Energy's nuclear generation assets. In addition, the transaction cleared anti-trust review by the U.S. Department of Justice in October 2001.

On January 15, 2002, the company and NYSEG reached settlement with the NYPSC Staff and several other parties on a joint proposal for the merger and a new five-year electric rate plan for NYSEG. (See NYSEG Electric Rate Settlement.) The NYPSC approved the joint proposal and merger on February 27, 2002. As a result of the passage of time in connection with reaching the settlement with the NYPSC, the company expects to complete its merger with RGS Energy in the second quarter of 2002.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Electric Delivery Business

The company's electric delivery business consists primarily of its regulated electricity transmission and distribution operations in upstate New York and Maine.

Sale of Nine Mile Point 2: On November 7, 2001, after receiving all regulatory approvals, NYSEG sold its 18% interest in the Nine Mile Point 2 nuclear generating station (NMP2) to Constellation Nuclear. For its share of NMP2, NYSEG received at closing $59 million in cash and a $59 million 11% promissory note, which will be paid in five annual payments unless it is prepaid.

On September 28, 2001, NYSEG and the Staff of the NYPSC reached agreement on a joint settlement with respect to the regulatory and ratemaking aspects of the sale of NYSEG's interest in NMP2. On October 26, 2001, the NYPSC issued an order approving the sale, which provided for an asset sale gain account of approximately $110 million to be established at the time of closing. Disposition of the asset sale gain is addressed in the new NYSEG electric rate settlement approved by the NYPSC on February 27, 2002. (See NYSEG Electric Rate Settlement.)

NYSEG's pre-existing decommissioning funds were transferred to Constellation, which has taken responsibility for all future decommissioning funding.

The transaction included a power purchase agreement that calls for Constellation to provide electricity to NYSEG, at fixed prices, for 10 years. After the power purchase agreement is completed a revenue sharing agreement will begin. The revenue sharing agreement could provide NYSEG additional revenue through 2021, which would mitigate increases in electricity prices. Both agreements are based on plant output.

In 1999 the majority of NYSEG's investment in NMP2 was recovered through a gain on the sale of the company's coal-fired generation assets. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Sale of CMP Nuclear Interests: On March 31, 2001, CMP sold its 2.5% ownership interest in the Millstone Unit No. 3 nuclear unit. The net proceeds from the sale, $1.4 million including unfunded deferred taxes, were used to reduce a regulatory asset related to CMP's nonnuclear generating assets that were sold in April 1999. CMP contributed $1.3 million to the qualified nuclear trust fund, as part of the sale agreement, and is released from any liability for decommissioning the plant in the future.

On August 15, 2001, Vermont Yankee Nuclear Power Corporation reached an agreement to sell the Vermont Yankee nuclear power plant to Entergy Corporation. CMP has a 4% ownership interest in Vermont Yankee. The transaction includes a power purchase agreement that calls for Entergy to provide all of the plant's electricity to the sellers through 2012, the year the operating license for the plant expires. The sale is subject to the approval of the Public Service Board of Vermont, the NRC, the FERC and other regulatory authorities. On January 30, 2002, FERC issued an order approving the sale. (See Item 8 - Note 9 to the company's and Note 7 to CMP's Consolidated Financial Statements.)

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Independent System Operator (ISO): The New York Independent System Operator (NYISO) has operational control over certain transmission facilities of each of the New York transmission-owning utilities, including NYSEG. The NYISO administers centralized capacity, energy, transmission and ancillary service markets, including operating reserves markets in New York.

In January and February 2000 the NYISO's operating reserves markets experienced problems that resulted in substantial charges to all customers required to buy operating reserves, including NYSEG. Several parties, including NYSEG, commenced FERC and court proceedings in response to these problems. In May 2000 the FERC approved a bid cap effective March 28, 2000, for a portion of the operating reserves markets until the market problems are corrected and the NYISO demonstrates that all reserves markets are competitive, but did not order refunds of earlier higher operating reserves prices as sought by NYSEG. Several parties sought rehearing of FERC's order. On October 1, 2001, the United States District Court for the Northern District of New York issued a stay of NYSEG's action for a period of 12 months or until the FERC issues a decision on the parties' request for rehearing. On November 8, 2001, FERC issued an order denying rehearing and requiring the NYISO to resettle March 2000 operating reserves charges at higher prices. The NYISO sought rehearing of this order and rebilled customers, including NYSEG. NYSEG paid and expensed this additional reserve charge of $3 million.

Regional Transmission Organization: On July 12, 2001, FERC issued an order requiring the NYISO and neighboring New England and Mid-Atlantic independent system operators to negotiate to form a single Northeast Regional Transmission Organization (RTO). RTOs are similar to ISOs, but have more authority and cover broader geographic regions. The NYISO and other parties involved in negotiating the formation of the RTO participated in mediation facilitated by a FERC administrative law judge (ALJ) for 45 days, leading to a business plan detailing the process to develop a Northeast RTO. The business plan, coupled with an ALJ's report, have been submitted to the FERC. A FERC decision on the Northeast RTO is expected in the spring of 2002.

In October 2001 FERC also commenced a proceeding to consider national standard market design issues and is expected to engage in a rulemaking proceeding soon. NYSEG and CMP have consistently advocated the formation of a Northeast/Mid-Atlantic RTO, including PJM Interconnection, L.L.C., or functionally combined markets throughout the Northeast because they believe that a larger wholesale power market is essential to facilitate greater liquidity and competition. A Northeast RTO may include an independent transmission company which would be owned by participating transmission owners. The transmission company would share RTO responsibilities with an independent market administrator and would focus on transmission investment opportunities, instead of energy, capacity and other generation-based markets. The company is unable to predict the ultimate effect, if any, of the expected rulemaking on wholesale power markets and the company's transmission system.

Transmission Planning and Expansion: In June and July 2001 FERC issued orders that addressed a number of transmission planning and expansion issues that would directly affect CMP and NYSEG as transmission owners. The FERC orders discussed giving exclusive responsibility for the transmission planning process to a Northeast RTO, rather than the transmission owners. The orders also discussed redefining the cost-sharing responsibilities of

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

interconnecting generators for transmission expansion costs. In October 2001 FERC also announced that it plans to engage in rulemaking proceedings on generation interconnection terms, conditions and cost allocation. The company is unable to predict the ultimate effect, if any, of the expected rulemaking on its transmission system.

Electric Transmission Rates: Rates charged for the use of the company's transmission system are subject to FERC approval. NYSEG filed a transmission rate case with the FERC in March 1997. Effective November 1997 NYSEG began charging its filed rate, which was accepted by the FERC subject to refund based on a FERC final order. In August 2000 the FERC issued an order in NYSEG's transmission rate case that increased NYSEG's transmission rates. The new rates, however, were lower than the rates in NYSEG's filed rate case, which it began collecting in November 1997 subject to refund. Therefore, NYSEG refunded $14 million, which included interest, to customers. On September 17, 2000, NYSEG filed a petition for rehearing with the FERC that states why FERC inappropriately excluded certain expenses from its calculation. FERC has yet to rule on the request for rehearing.

On July 2, 2001, as supplemented October 23, 2001, CMP filed with FERC to increase its local transmission rates, beginning June 1, 2001, to recover increased costs associated with transmission during periods of high demand and other costs. On January 4, 2002, FERC issued an order accepting the filing as supplemented.

Central Maine Power Alternative Rate Plan: In September 2000 the MPUC approved CMP's new Alternative Rate Plan (ARP 2000). ARP 2000 provides the vehicle for CMP and the company to share merger synergies with CMP's customers.

ARP 2000 applies only to CMP's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. Recovery of stranded costs, primarily over-market NUG contracts, has been provided for under Maine's Restructuring Law. ARP 2000 began January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007.

In December 2000 an appeal was filed in the Maine Supreme Judicial Court by the Industrial Energy Consumer Group (IECG) arguing that the MPUC order in CMP's ARP 2000, in certain respects, was unlawful. On July 18, 2001, the court issued a decision affirming the MPUC's ARP 2000 order.

MPUC Delivery Price Decision: In March 2001, in response to price increases resulting from higher energy prices, the MPUC reduced CMP's delivery prices for certain medium and large customer classes by 0.8 cent per kilowatt-hour, effective April 15, 2001, through February 28, 2002. Earnings were not, however, affected by this price reduction of approximately $30 million, because the MPUC permitted CMP to amortize a corresponding amount into revenues from a gain recorded by CMP on the sale of its nonnuclear generation assets.

On April 5, 2001, the IECG filed a motion for reconsideration of the MPUC's decision to reduce CMP's delivery prices for certain medium and large customer classes by 0.8 cent per kilowatt-hour. The IECG requested an increase in the price reduction from 0.8 cent to 1.0 cent per kilowatt-hour for all medium and large customer classes. As a result of this motion, the MPUC issued an order dated May 3, 2001, that retained the price reduction at 0.8 cent per kilowatt-

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

hour and extended it to more, but not all, medium and large customer classes for the period April 15, 2001, through February 28, 2002. Earnings were not affected by this MPUC order because the resulting additional decrease of approximately $4 million was offset by amortizing a corresponding amount into revenues from CMP's gain on sale of generation assets account.

On December 21, 2001, the MPUC approved continuation of a 0.45 cent per kilowatt-hour price reduction for certain large customer classes for the period March 1, 2002, through February 28, 2003. The resulting revenue reduction, estimated at $7 million, will continue to be offset by amortizing amounts from CMP's gain on sale of generation assets account.

Central Maine Power Electricity Supply Responsibility: Under Maine Law adopted in 1997 CMP was mandated to sell its generation assets and relinquish its supply responsibilities. However, the MPUC can mandate that CMP be a standard-offer provider for supply service should bids by competitive suppliers be deemed unacceptable by the MPUC.

On September 18, 2001, the MPUC chose Constellation Power Source Maine, LLC as the new supplier of standard-offer electricity to CMP's residential and small commercial standard-offer class for a three-year period beginning March 1, 2002. On January 14, 2002, the MPUC chose Select Energy, Inc. as the new supplier of standard-offer electricity to all other CMP commercial customers and all CMP industrial customers for a one-year period beginning March 1, 2002.

MPUC Stranded Cost Proceeding: On December 21, 2001, the MPUC approved a stipulation among CMP, the Office of the Public Advocate and the IECG settling all issues related to the setting of CMP's stranded cost revenue requirement for the period March 1, 2002, through February 28, 2005. On January 15, 2002, CMP submitted a compliance filing to the MPUC setting the three-year stranded cost revenue requirement. The amount of the revenue requirement reflects the on-going costs related to CMP's remaining nondivested generating resources and the decommissioning of two nuclear power plants, offset by revenues to be received for the output from remaining nondivested generating resources and amortization of amounts from CMP's gain on sale of generation assets account.

NYSEG Electric Rate Settlement: On January 15, 2002, the company, NYSEG, RGS Energy, Rochester Gas and Electric Corporation (RG&E), the NYPSC Staff, the Attorney General of the State of New York, the New York State Consumer Protection Board, Multiple Intervenors and other parties reached settlement on both a new five-year NYSEG electric rate plan, which extends through December 31, 2006, and Energy East's merger with RGS Energy. The NYPSC approved the joint proposal on February 27, 2002. The joint proposal supersedes NYSEG's 1998 electric rate and restructuring agreement and the NYPSC Order issued January 10, 2002, regarding temporary rates for NYSEG's electric customers. The joint proposal also provides for the discontinuance of several outstanding NYSEG proceedings, including a proceeding regarding the refunding of state income taxes for calendar years 2000 and 2001. (See New York State Energy Taxes.) NYSEG's and the company's earnings will be lower in 2002 (one year earlier than expected) as a result of the joint proposal because NYSEG's electric rates now reflect the sale of generation assets that was completed in 1999.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Other significant provisions of the joint proposal include:

  A $205 million annualized electric revenue reduction for NYSEG customers commencing March 1, 2002, which amounts to an overall average reduction of 13% for most customers. In the first rate year ending December 31, 2002, approximately $55 million of the annualized reduction will be funded with the partial amortization of an asset sale gain account created by NYSEG's sale in 2001 of its interest in NMP2. The remainder of the asset sale gain account will be used to offset uncontrollable costs that arise during the term of the rate plan. At the end of the rate plan, any remaining balance will be returned to customers in a manner to be determined by the NYPSC. (See Item 8 - Note 9 to the company's Consolidated Financial Statements and Note 8 to NYSEG's Financial Statements.)
  Provisions for the sharing of electric and gas merger synergies between customers and shareholders for both NYSEG and RG&E.
  Equal sharing of earnings between NYSEG customers and shareholders of returns on equity in excess of 15.5% for 2002 and equal sharing on the greater of returns on equity in excess of 12.5% on electric delivery, or 15.5% on the total electric business (including supply) for each of the years 2003 through 2006. For purposes of earnings sharing, NYSEG will use the lower of its actual equity ratio or a 45% equity ratio, which approximates $700 million.
  Beginning in 2003 four competitive supply options will be available to NYSEG's electric customers for two periods of two years (2003 through 2004 and 2005 through 2006): 1) a bundled rate option that combines delivery and supply service at a fixed price; 2) fixed-price delivery service from NYSEG and the ability to purchase electricity supply from an alternative energy company; 3) NYSEG-provided delivery and supply service with delivery service fixed and a pass-through of market prices; and 4) bundled delivery and supply fixed-price service from NYSEG with the ability to switch to an alternative energy supplier and receive a market-based backout. Customers will also pay nonbypassable wires charges.
  Over the term of the plan uncontrollable costs are recoverable through the use of funds in the asset sale gain account.
  Continued economic development, customer service and reliability programs.

New York State Energy Taxes: New York State legislation in 2000 included major changes to the taxation of electric and natural gas companies. Those changes included, among others, the repeal of certain gross receipts taxes and the imposition of a net income tax effective January 1, 2000. On June 28, 2001, the NYPSC issued an order concerning the ratemaking treatment related to the implementation of those tax changes, placing certain limits on the recovery of such taxes. NYSEG had previously deferred the excess tax created by the early imposition of the income tax before the repeal of the gross receipts taxes. Subsequently, NYSEG was directed to refund to electric customers approximately $13 million, beginning January 1, 2002, representing the alleged overcollection of state taxes during calendar year 2000. The refunding of these taxes is no longer applicable as it is superseded by the new NYSEG electric rate settlement. (See NYSEG Electric Rate Settlement.)

Nonutility Generation: In December 1999 NYSEG notified the owners of Allegheny Hydro No. 8 and Allegheny Hydro No. 9 demanding that they each provide adequate assurance that they will perform their individual contractual obligations under two power purchase agreements with NYSEG, including the obligation to pay back overpayments made by NYSEG over the course of the agreements. Such overpayments are the cumulative difference between the rate NYSEG

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

pays for power under the agreements and its actual avoided costs. At the end of 2001 this cumulative overpayment was more than $148 million and is expected to grow substantially by 2030 when both agreements expire. Allegheny and its lenders filed a motion in the New York State Supreme Court (N.Y. County) seeking a declaration that NYSEG's demand for adequate assurance was improper. The motion is still pending before the court.

NYSEG and CMP together expensed approximately $593 million for NUG power in 2001. They estimate that their purchases will total $637 million in 2002, $651 million in 2003, $672 million in 2004, $677 million in 2005 and $623 million in 2006. NYSEG and CMP continue to seek ways to provide relief to their customers from above-market NUG contracts that state regulations ordered NYSEG and CMP to sign, and which averaged 8.24 cents per kilowatt-hour for 2001. Recovery of these NUG costs is provided for in NYSEG's and CMP's current regulatory plans. (See Item 8 - Note 7 to the company's Consolidated Financial Statements.)

Natural Gas Delivery Business

The company's natural gas delivery business consists of its regulated natural gas transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts.

Natural Gas Supply Alliance: Four of Energy East's natural gas companies: NYSEG, SCG, CNG and Berkshire Gas, entered into a one-year strategic alliance agreement with BP Energy Company effective March 30, 2001, for the acquisition, optimization and management of natural gas supply, including price risk management. The alliance provides the companies with greater supply flexibility and enhances the benefits of a larger natural gas portfolio as a result of Energy East's mergers that were completed in 2000. The alliance is based on sharing incremental savings. The companies still own and control their natural gas assets and work with BP Energy to obtain the lowest cost supply while maintaining reliability of service.

The alliance agreement with BP Energy expires on March 31, 2002. On December 21, 2001, four of Energy East's natural gas companies issued a request for a proposal to various suppliers, producers and marketers seeking to explore alternatives to replace the expiring contract. RG&E, a subsidiary of RGS Energy, issued a similar request for a proposal.

NYSEG Natural Gas Rate Filings: On October 19, 2001, NYSEG filed a natural gas rate case with the NYPSC. NYSEG proposes to unbundle delivery and gas supply charges, increase delivery rates by approximately $23 million, implement a gas adjustment clause, a weather normalization clause and a delivery adjustment clause, and continue the promotion of retail choice for all customers. The filing proposes to change the existing residential rate structure from fully bundled fixed sales service rates to fixed delivery rates and floating gas supply charges. Similarly, for nonresidential customers, delivery charges will be reset and fixed, while gas supply charges will float with market changes. NYSEG also proposes rate design changes by rate area and service class to more closely match NYSEG's cost to serve.

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

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

NYSEG's natural gas business is currently operating under a four-year rate plan that ends September 30, 2002. The plan continues NYSEG's natural gas rate freeze for residential sales customers and provides pricing options for nonresidential customers.

On October 29, 2001, NYSEG filed a petition with the NYPSC for authorization to defer the difference between natural gas costs embedded in its residential gas sales rates and actual gas costs incurred for residential sales customers during the period November 1, 2001, through September 30, 2002. The petition is the result of sustained unanticipated high wholesale commodity costs. (See Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.) The petition also addresses the direction NYSEG received to refund to natural gas customers approximately $1 million beginning January 1, 2002, representing the alleged overcollection of state taxes during calendar year 2000. NYSEG anticipates the NYPSC will issue its decision in the second quarter of 2002.

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

In August 2001 the court appeals for SCG's and CNG's IRPs were combined.

On October 23, 2001, SCG and CNG reached a settlement with the OCC, resolving numerous outstanding regulatory and legal proceedings. The settlement was also endorsed by Prosecutorial Staff of the DPUC. The proceedings resolved by the settlement include a review of past SCG affiliate transactions, SCG's Purchased Gas Adjustment Clause (PGA) charges and credits, alleged over-earnings at SCG and CNG, and the above court appeal of the approved IRPs for SCG and CNG.

The settlement provides rate reductions of $1.5 million for SCG and $0.5 million for CNG, effective October 1, 2001. The settlement extends the approved IRPs for an additional year through September 2005 and maintains an earnings sharing mechanism that generally shares earnings above the authorized returns on equity 50/50 between shareholders and customers. In addition, the settlement permits the recovery of SCG deferred gas costs through the PGA and through the customer portion of earnings sharing by the end of the IRP in 2005. Merger-enabled gas costs savings for both companies are also shared 50/50 between customers and shareholders, with the shareholder portion recovered through the PGA.

The settlement was filed with the DPUC on October 25, 2001, and hearings were held in December 2001. SCG and CNG received a final decision from the DPUC approving the settlement on February 22, 2002.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Berkshire Gas Rate Increase: On July 17, 2001, Berkshire Gas filed a petition with the Massachusetts Department of Telecommunications and Energy (DTE) for a rate increase that would add about $5 million, or 9%, to Berkshire Gas' total annual revenues. On January 31, 2002, the DTE approved a rate increase of $2.3 million, or 4.5%, on total annual revenues. The DTE's approval included Berkshire's proposal for a 10-year incentive-based rate plan with a mid-period review after five years. After the initial rate increase, rates will be frozen until September 2004, at which time rates will be adjusted annually based on inflation less a 1% consumer dividend. The DTE also approved Berkshire's proposed rate design based on seasonal rates for residential and small commercial and industrial customers that are the same in the winter and summer. Berkshire's proposal for service quality enhancements will be addressed in another proceeding. The new rates became effective February 1, 2002. On February 20, 2002, Berkshire filed a motion for clarification and recalculation of certain items in the DTE's final decision.

NYPSC Collaborative on End State of Energy Competition: In March 2000 the NYPSC instituted a proceeding to address the future of competitive natural gas and electricity markets, including the role of regulated utilities in those markets. Other objectives of the proceeding include identifying and suggesting actions to eliminate obstacles to the development of those competitive markets and providing recommendations concerning Provider of Last Resort and related issues. In a separate phase of this proceeding, the NYPSC issued an order on November 9, 2001, directing the development of embedded cost of service studies. Certain of these objectives are to be implemented in connection with NYSEG's electric rate settlement.

Other Businesses

The company's other businesses include a nonutility generating company, a retail energy marketing company, telecommunications assets, a propane distribution company, a district heating system and a FERC-regulated liquefied natural gas peaking plant.

Cayuga Energy Generating Plant: On May 29, 2001, Cayuga Energy, a wholly-owned subsidiary of the company, and PEI Power Corporation announced that their newly-constructed peaking-power plant in Archbald, Pennsylvania, which is an exempt wholesale generator, was in service and selling electricity to the mid-Atlantic market. In July 2000 the two companies announced the formation of a joint venture company, PEI Power II, L.L.C., to build and operate the 44-megawatt natural gas-fired plant. Cayuga Energy owns 50.1% of the plant and manages fuel procurement and electricity sales. PEI Power Corporation owns the remaining 49.9% and is responsible for the plant's daily operation.

Natural Gas Storage Facility: On August 3, 2001, Seneca Lake Storage, Inc. (SLSI), a subsidiary of the company, announced plans to develop a high-deliverability natural gas storage facility in depleted salt caverns in the Town of Reading, New York. SLSI expects to begin operating the facility in November 2002. The storage facility will be linked to interstate pipelines, have a projected working gas capacity of 300,000 dekatherms (dth) and be capable of delivering up to 50,000 dth a day. In August 2001 SLSI filed with the FERC for authority to use the new facility to supply firm and interruptible natural gas storage services at market-based rates. On February 14, 2002, FERC granted the requested authorizations. State and local permits are also being sought from the appropriate agencies.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Maine Natural Gas: In June 2001 Maine Natural Gas began construction of a new natural gas distribution system to serve the towns of Brunswick and Topsham, Maine. It began serving natural gas to certain larger customers in November 2001, and after further construction, expects to begin serving residential and commercial customers in mid-2002.

Other Matters

Accounting Issues

Statement 71: Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, allows companies that meet certain criteria to capitalize, as regulatory assets, incurred costs that are probable of recovery in future periods. Those companies record, as regulatory liabilities, obligations to refund previously collected revenue or obligations to spend revenue collected from customers on future costs.

Although the company believes its public utility subsidiaries will continue to meet the criteria of Statement 71 for their regulated electricity and natural gas operations in New York State, Connecticut, Maine and Massachusetts, the company cannot predict what effect a competitive market or future actions of the NYPSC, MPUC, DPUC or DTE will have on their ability to continue to do so. If the company's public utility subsidiaries can no longer meet the criteria of Statement 71 for all or a separable part of their regulated operations, they may have to record as expense or revenue certain regulatory assets and liabilities. NYSEG and CMP may also have to record as a loss an estimated $1.1 billion and $0.9 billion, respectively, on a present value basis at December 31, 2001, of above-market costs on their power purchase contracts with NUGs. Those costs are currently being recovered in rates.

Statements 141 and 142: The Financial Accounting Standards Board (FASB), in July 2001, issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Item 8 - Note 1 to the company's Consolidated Financial Statements.)

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Investing and Financing Activities

The company's financial strength provides the flexibility required to compete in the developing competitive energy market and continue expanding its products and services, including its energy infrastructure, in the Northeast.

Investing Activities: Capital spending totaled $223 million in 2001, $168 million in 2000 and $83 million in 1999, including nuclear fuel, but not including the company's four merger transactions in 2000. (See Item 8 - Note 2 to the company's Consolidated Financial Statements.) Capital spending in all three years was financed with internally generated funds and was primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Capital spending, excluding the RGS merger transaction, is projected to be $223 million in 2002. It is expected to be paid for with internally generated funds and will be primarily for the same purposes described above. (See Item 8 - Note 7 to the company's Consolidated Financial Statements.)

In August 2001 the company provided a $100 million equity contribution to NYSEG. The contribution was used by NYSEG to help repay $152 million in debt in connection with the termination of its sale of accounts receivable program.

Financing Activities: (See Item 8 - Note 4 to the company's Consolidated Financial Statements.) The company repurchased 1.3 million shares of its common stock at an average price of $18.45 per share during 2001. The company expects to repurchase shares on an opportunistic basis in the future. The amount of future repurchases will depend on expected cash flows, alternative uses of cash, and overall economic and market conditions.

The company raised its common stock dividend 4% in January 2002 to a new annual rate of 96 cents per share.

In August 2001 the company began issuing new common shares through its Dividend Reinvestment and Stock Purchase Plan, rather than purchasing them on the open market. The company expects to issue approximately one million shares per year under this plan.

The company and its subsidiaries have credit agreements with various expiration dates in 2002. The agreements provided for maximum borrowings of $755 million at December 31, 2001, and $724 million at December 31, 2000.

The company and its subsidiaries use short-term, unsecured notes and drawings on their credit agreements (see above) to finance certain refundings and for other corporate purposes. There was $173 million of such short-term debt outstanding at December 31, 2001, and $419 million outstanding at December 31, 2000. The weighted-average interest rate on short-term debt was 2.6% at December 31, 2001, and 7.7% at December 31, 2000.

On May 31, 2001, the company filed a shelf registration statement with the SEC to sell up to $1 billion in an unspecified combination of debt and trust preferred securities, of which $405 million is currently available. The company plans to use the net proceeds from this shelf

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

registration to fund the cash portion of the consideration for the pending merger with RGS Energy. (See Energy East Corporation and RGS Energy Merger Agreement.) The company may also use a portion of the proceeds for general corporate purposes, such as short-term debt reduction, repurchases of securities and to fund equity contributions to subsidiaries.

In July 2001 a business trust subsidiary issued $345 million of 81/4% Capital Securities. (See Energy East Corporation and RGS Energy Merger Agreement.) The proceeds were used to purchase Energy East's 81/4% junior subordinated debt securities. Payments on such debt securities will be used by the trust to pay dividends on the Capital Securities.

In July 2001 the company entered into a fixed-to-floating interest rate swap on the company's 8.05% debt series due November 2010. The company receives a fixed rate of 8.05% and will pay a rate based on the six month London Interbank Offered Rate plus 1.875%, on a notional amount of $200 million through November 2010.

In November 2001 the company issued $250 million of 5.75% five-year notes due November 2006. The proceeds were used to fund the $100 million equity contribution to NYSEG previously noted and the balance will be used to fund the RGS Energy merger.

Additional financing needed to complete the RGS Energy merger, estimated at $400 million, is expected to be issued just prior to completion of the merger. Through financial instruments entered into in August 2001, the company has locked in the treasury rate component of that financing at an average rate of 5.05%.

CMP issued the following Series E Medium Term Notes, the proceeds of which were used to redeem short-tem debt and for general corporate purposes:

  On January 30, 2001, $25 million of 6.67% due January 2006.
  On June 20, 2001, $10 million of 7% due June 2011.
  On July 16, 2001, $5 million of 6 7/8% due July 2008.
  On July 23, 2001, $20 million of 6 3/8% due July 2005.
  On August 14, 2001, $15 million of 7% due August 2011.

On December 11, 2001, CMP issued $19.5 million of 5 3/8% Pollution Control Revenue Refunding Bonds due May 2014. The proceeds were used to refund $19.5 million of Floating/Fixed Rate Pollution Control Revenue Bonds.

On September 28, 2001, SCG issued $30 million of 6.59% Secured Medium-Term Notes due September 2011. The proceeds were used to repay short-term debt and for working capital purposes.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Results of Operations

Due to the mergers completed in 2000 - CNE in February 2000 and CMP Group, CTG Resources and Berkshire Energy in September 2000 - the company's results of operations for 2001 include those merged companies. Results of operations for 2000 include CNE beginning with February 2000 and include CMP Group, CTG Resources and Berkshire Energy beginning with September 2000.
	2001	2000	1999	2001 over 2000 Change	2000 over 1999 Change
	(Thousands, except per share amounts)
Operating Revenues	$3,759,787	$2,959,520	$2,278,608	27%	30%
Operating Income	$636,888	$513,921	$562,583	24%	(9%)
Income Before Extraordinary Item	$187,607	$236,679	$236,317	(21%)	-
Extraordinary Loss, Net of Tax	-	$1,645	$17,566	(100%)	(91%)
Net Income	$187,607	$235,034	$218,751	(20%)	7%
Average Common Shares Outstanding	116,708	114,213	116,316	2%	(2%)
Earnings Per Share Before Extraordinary Loss, basic and diluted	$1.61	$2.07	$2.03	(22%)	2%
Earnings Per Share, basic and diluted	$1.61	$2.06	$1.88	(22%)	10%
Dividends Paid Per Share	$.92	$.88	$.84	5%	5%

Earnings Per Share

The company's earnings per share for 2001 were $2.00 compared to $2.04 for 2000, excluding certain one-time items. Those items include a writedown of 39 cents to CMP Group's investment in NEON Communications, Inc. in 2001 (See Item 8 - Note 11 to the company's Consolidated Financial Statements), and in 2000 a nonrecurring loss of four cents from the sale of XENERGY, Inc., a nonrecurring benefit of seven cents from the sale of the company's coal-fired generation assets and an extraordinary loss from the early retirement of debt of one cent. The decrease was primarily due to lower electric and natural gas deliveries due to warmer weather and reduced electric transmission revenues. Those decreases were partially offset by cost control efforts and earnings from the merged companies.

The company's 2000 earnings per share were $2.04 compared to $1.91 for 1999, excluding a nonrecurring loss of four cents from the sale of XENERGY, Inc. in 2000, nonrecurring benefits of seven cents in 2000 and 12 cents in 1999 from the sale of the company's coal-fired generation assets and extraordinary losses from the early retirement of debt of one cent in 2000 and 15 cents in 1999. The increase was primarily due to higher retail electric and natural gas deliveries for NYSEG, cost control efforts, earnings from the merged companies and fewer shares outstanding due to the share repurchase program. Those increases were partially offset by higher costs of energy net of transmission revenues, lower wholesale electric deliveries as a result of the sale of the company's coal-fired generation assets, and lower retail electric prices.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Other Items

Other income and deductions decreased in 2001 and 2000 primarily due to lower investment income after the net proceeds from the sale of the company's coal-fired generation assets were used to finance the company's merger transactions, partially offset by other income associated with the merged companies.

Interest charges increased in 2001 and 2000 primarily due to additional borrowings to finance the company's merger transactions, including the RGS merger, and interest charges associated with the merged companies.

Preferred stock dividends increased in 2001 primarily due to the issuance of trust preferred securities in July 2001 and preferred dividends associated with the merged companies. Preferred stock dividends decreased in 2000 primarily due to the redemptions and repurchases of preferred stock in 1999.

Operating Results for the Electric Delivery Business
	2001	2000	1999	2001 over 2000 Change	2000 over 1999 Change
		(Thousands)
Deliveries - Megawatt-hours Retail Wholesale	23,238 6,048	17,133 6,214	13,843 10,978	36% (3%)	24% (43%)
Operating Revenues	$2,504,896	$2,023,610	$1,889,318	24%	7%
Operating Expenses	$1,951,475	$1,540,953	$1,373,674	27%	12%
Operating Income	$553,421	$482,657	$515,644	15%	(6%)

Operating Revenues: Operating revenues for 2001 increased $481 million compared to 2000 primarily due to the first full year of CMP's delivery revenues. Those increases were partially offset by lower deliveries because of warmer weather and by reduced transmission revenues.

The $134 million increase in operating revenues for 2000 is due to the addition of CMP's delivery revenues beginning September 1, 2000, higher transmission revenues, and higher retail deliveries due to colder weather in 2000. That increase was partially offset by lower wholesale deliveries as a result of the sale of the company's coal-fired generation assets in 1999 and lower retail prices.

Operating Expenses: Operating expenses for 2001 increased $411 million primarily due to the first full year of CMP's operating costs. That increase was partially offset by lower purchased power costs due to lower deliveries and by cost control efforts.

Operating expenses for 2000 increased $54 million, excluding a $113 million benefit in 1999 from the sale of the company's coal-fired generation assets, net of the writeoff of NMP2. That increase was due to the addition of CMP's purchases for retail deliveries and operating costs beginning September 1, 2000, and higher purchase costs of electricity primarily due to higher

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

than anticipated ancillary services costs associated with the NYISO and higher market prices. Those increases were partially offset by a reduction in operating expenses because of the sale of the company's coal-fired generation assets and a related reduction in amortization of NMP2 and by cost control efforts.

Operating Results for the Natural Gas Delivery Business
	2001	2000	1999	2001 over 2000 Change	2000 over 1999 Change
		(Thousands)
Deliveries - Dekatherms Retail Wholesale	148,000 9,298	108,139 10,674	59,346 8,617	37% (13%)	82% 24%
Operating Revenues	$1,026,124	$772,131	$331,745	33%	133%
Operating Expenses	$936,606	$699,402	$269,551	34%	159%
Operating Income	$89,518	$72,729	$62,194	23%	17%

Operating Revenues: For 2001, operating revenues increased $254 million primarily due to the first full year of revenues from SCG, CNG and Berkshire Gas. Those increases were partially offset by lower deliveries due to warmer weather.

Operating revenues for 2000 increased $440 million primarily due to the addition of revenues from SCG beginning February 1, 2000, and CNG and Berkshire Gas beginning September 1, 2000. The recovery of increased gas costs for nonresidential deliveries and higher deliveries due to colder weather also added to operating revenues.

Operating Expenses: Operating expenses for 2001 increased $237 million primarily due to the first full year of natural gas purchases and operating costs for SCG, CNG and Berkshire Gas. Those increases were partially offset by reduced purchased natural gas costs due to lower deliveries and by cost control efforts.

Operating expenses for 2000 increased $430 million primarily due to the addition of natural gas purchases and operating costs associated with the three merged gas companies - SCG, CNG and Berkshire Gas, and higher retail purchased gas costs caused by higher market prices and higher deliveries.

Energy East Corporation
Consolidated Balance Sheets
December 31	2001	2000
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$437,014	$143,626
Special deposits	1,555	21,516
Accounts receivable, net	563,796	536,280
Fuel, at average cost	92,234	65,496
Materials and supplies, at average cost	21,466	22,759
Accumulated deferred income tax benefits, net	4,170	5,007
Prepayments and other current assets	54,601	57,720
Total Current Assets	1,174,836	852,404
Utility Plant, at Original Cost
Electric	3,874,972	4,784,312
Natural gas	1,771,636	1,665,386
Common	213,362	220,124
	5,859,970	6,669,822
Less accumulated depreciation	2,270,516	3,096,283
Net Utility Plant in Service	3,589,454	3,573,539
Construction work in progress	36,978	59,389
Total Utility Plant	3,626,432	3,632,928
Other Property and Investments, Net	216,556	259,708
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	199,797	234,929
Unfunded future income taxes	164,657	184,570
Unamortized loss on debt reacquisitions	53,965	58,848
Demand-side management program costs	18,137	48,929
Environmental remediation costs	85,835	78,406
Other	248,738	241,396
Total regulatory assets	771,129	847,078
Other assets
Goodwill, net	897,807	952,358
Prepaid pension benefits	435,901	350,038
Other	146,571	119,214
Total other assets	1,480,279	1,421,610
Total Regulatory and Other Assets	2,251,408	2,268,688
Total Assets	$7,269,232	$7,013,728

The notes on pages 37 through 55 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets
December 31	2001	2000
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$225,678	$25,285
Notes payable	173,383	418,995
Accounts payable and accrued liabilities	224,150	345,424
Interest accrued	36,183	35,309
Taxes accrued	7,020	-
Other	142,926	211,784
Total Current Liabilities	809,340	1,036,797
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	157,196	166,894
Gain on sale of generation assets	251,254	232,041
Pension benefits	52,642	96,514
Other	68,879	76,813
Total regulatory liabilities	529,971	572,262
Other liabilities
Deferred income taxes	461,600	457,495
Nuclear plant obligations	199,797	234,929
Other postretirement benefits	282,791	279,864
Environmental remediation costs	102,930	91,811
Other	241,975	233,910
Total other liabilities	1,289,093	1,298,009
Total Regulatory and Other Liabilities	1,819,064	1,870,271
Long-term debt	2,471,278	2,346,814
Total Liabilities	5,099,682	5,253,882
Commitments	-	-

Preferred Stock of Subsidiaries
 Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary holding solely parent debentures
 Preferred stock redeemable solely at the option of subsidiaries

	345,000 43,373	- 43,324
Common Stock Equity Common stock ($.01 par value, 300,000 shares authorized, 116,718 shares outstanding at December 31, 2001, and 117,656 shares outstanding at December 31, 2000)	1,182	1,191
Capital in excess of par value	842,989	871,078
Retained earnings	998,281	918,016
Accumulated other comprehensive income (loss)	(22,335)	(34,823)
Treasury stock, at cost (1,418 shares at December 31, 2001 and 2000)	(38,940)	(38,940)
Total Common Stock Equity	1,781,177	1,716,522
Total Liabilities and Stockholders' Equity	$7,269,232	$7,013,728

The notes on pages 37 through 55 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Income
Year Ended December 31	2001	2000	1999
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$3,759,787	$2,959,520	$2,278,608
Operating Expenses
Electricity purchased and fuel used in generation	1,334,507	1,073,728	905,367
Natural gas purchased	694,038	496,509	186,722
Other operating expenses	570,186	435,965	312,129
Maintenance	139,395	108,106	85,849
Depreciation and amortization	204,281	165,524	648,970
Other taxes	192,772	165,767	179,028
Gain on sale of generation assets	(84,083)	-	(674,572)
Deferral of asset sale gain	71,803	-	-
Writeoff of Nine Mile Point 2	-	-	72,532
Total Operating Expenses	3,122,899	2,445,599	1,716,025
Operating Income	636,888	513,921	562,583
Writedown of Investment	78,422	-	-
Other (Income) and Deductions	(15,003)	(32,906)	(39,597)
Interest Charges, Net	217,028	152,503	132,908
Preferred Stock Dividends of Subsidiaries	14,455	963	2,706
Income Before Income Taxes	341,986	393,361	466,566
Income Taxes	154,379	156,682	230,249
Income Before Extraordinary Item	187,607	236,679	236,317
Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Benefit of $1,121 for 2000 and $9,458 for 1999	-	1,645	17,566
Net Income	$187,607	$235,034	$218,751
Earnings Per Share, basic and diluted	$1.61	$2.06	$1.88
Average Common Shares Outstanding	116,708	114,213	116,316

The notes on pages 37 through 55 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Cash Flows
Year Ended December 31	2001	2000	1999
		(Thousands)
Operating Activities
Net income	$187,607	$235,034	$218,751
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	204,281	165,524	648,970
Income taxes and investment tax credits deferred, net	3,089	27,097	(432,774)
Gain on sale of generation assets	(84,083)	-	(674,572)
Deferral of asset sale gain	71,803	-	-
Writeoff of Nine Mile Point 2	-	-	72,532
Pension income	(78,015)	(65,659)	(77,559)
Writedown of investment	78,422	-	-
Extraordinary loss, net of tax	-	1,645	17,566
Changes in current operating assets and liabilities
Accounts receivable	124,484	(87,301)	(8,671)
Sale of accounts receivable program	(152,000)	-	-
Inventory	(25,445)	(13,376)	58,504
Accounts payable and accrued liabilities	(121,274)	(4,076)	19,219
Taxes accrued	7,020	668	14,145
Other current liabilities	(68,858)	41,325	(16,021)
Other, net	(11,698)	(62,887)	28,582
Net Cash Provided by (Used in) Operating Activities	135,333	237,994	(131,328)
Investing Activities
Sale of generation assets	59,441	-	1,850,000
Acquisitions, net of cash acquired	-	(1,442,717)	-
Utility plant additions	(208,580)	(155,704)	(69,853)
Temporary investments, net	-	1,017,609	(760,996)
Other property and investments	(12,519)	8,711	(24,664)
Other	22,619	(12,741)	2,560
Net Cash (Used in) Provided by Investing Activities	(139,039)	(584,842)	997,047
Financing Activities
Issuance of common stock	7,201	-	-
Repurchase of common stock	(24,116)	(163,493)	(396,915)
Issuance of mandatorily redeemable trust preferred securities	345,000	-	-
Treasury stock acquired, net	-	-	(31,373)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(1,890)	(134,947)	(329,719)
Long-term note issuances	355,553	601,114	10,185
Long-term note retirements	(31,700)	(21,346)	(35,374)
Notes payable, net	(245,612)	191,946	84,940
Dividends on common stock	(107,342)	(99,606)	(98,725)
Net Cash Provided by (Used in) Financing Activities	297,094	373,668	(796,981)
Net Increase in Cash and Cash Equivalents	293,388	26,820	68,738
Cash and Cash Equivalents, Beginning of Year	143,626	116,806	48,068
Cash and Cash Equivalents, End of Year	$437,014	$143,626	$116,806

The notes on pages 37 through 55 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Changes in Common Stock Equity
(Thousands, except per share amounts)	Common Stock Outstanding $.01 Par Value Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 1999	125,894	$631	$1,057,904	$662,562	-	$(7,611)	$1,713,486
Net income				218,751			218,751
Other comprehensive income, net of tax					$(1,681)		(1,681)
Comprehensive income							217,070
Common stock dividends declared ($.84 per share)				(98,725)			(98,725)
Two-for-one stock split		598	(598)				-
Common stock repurchased	(15,324)	(121)	(396,794)				(396,915)
Treasury stock transactions, net	(1,227)		13			(31,386)	(31,373)
Amortization of capital stock issue expense			411				411
Balance, December 31, 1999	109,343	1,108	660,936	782,588	(1,681)	(38,997)	1,403,954
Net income				235,034			235,034
Other comprehensive income, net of tax					(33,142)		(33,142)
Comprehensive income							201,892
Common stock dividends declared ($.88 per share)				(99,606)			(99,606)
Common stock issued - merger transactions	16,269	163	373,545				373,708
Common stock repurchased	(7,958)	(80)	(163,413)				(163,493)
Treasury stock transactions, net	2		(8)			57	49
Amortization of capital stock issue expense			18				18
Balance, December 31, 2000	117,656	1,191	871,078	918,016	(34,823)	(38,940)	1,716,522
Net income				187,607			187,607
Other comprehensive income, net of tax					12,488		12,488
Comprehensive income							200,095
Common stock dividends declared ($.92 per share)				(107,342)			(107,342)
Common stock issued - dividend reinvestment and stock purchase plan	368	4	7,197				7,201
Common stock repurchased	(1,306)	(13)	(24,103)				(24,116)
Capital stock issue expense			(11,498)				(11,498)
Amortization of capital stock issue expense			315				315
Balance, December 31, 2001	116,718	$1,182	$842,989	$998,281	$(22,335)	$(38,940)	$1,781,177

The notes on pages 37 through 55 are an integral part of the financial statements.

Notes to Consolidated Financial Statements

Energy East Corporation

Note 1. Significant Accounting Policies

Accounts receivable: Accounts receivable on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $18 million at December 31, 2001, and $19 million at December 31, 2000. Bad debt expense was $34 million in 2001, which includes the merged companies for a full year for the first time, $24 million in 2000, and $12 million in 1999.

In August 2001 NYSEG terminated its agreement to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allowed NYSEG to receive up to $152 million from the sale of such interests. At December 31, 2000, accounts receivable on the consolidated balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees related to the sale of accounts receivable through March 31, 2001, are included in other income and deductions on the consolidated statements of income and amounted to approximately $2 million in 2001, $10 million in 2000 and $9 million in 1999. Fees related to the agreement beginning April 1, 2001, which were approximately $3 million, are included in interest expense on the consolidated statements of income.

Consolidated statements of cash flows: The company considers all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the consolidated balance sheets.
Supplemental Disclosure of Cash Flows Information	2001	2000	1999
Cash paid during the year ended December 31:	(Thousands)
Interest, net of amounts capitalized	$208,431	$132,009	$122,578
Income taxes (2001 includes $15,081 and 1999 includes $548,201 related to gains on sales of generation assets)	$113,274	$154,108	$646,715
Acquisitions:
Fair value of assets acquired	-	$2,526,971	-
Liabilities assumed	-	(689,180)	-
Common stock issued	-	(373,708)	-
Cash acquired	-	(21,366)	-
Net cash paid for acquisitions	-	$1,442,717	-

Depreciation and amortization: The company determines depreciation expense substantially using straight-line rates, based on the average service lives of groups of depreciable property in service at each operating company. The company's depreciation accruals were equivalent to 3.1% of average depreciable property for 2001, 3.1% for 2000, which was weighted for the effect of the mergers completed in September 2000, and 3.4% for 1999. Amortization expense includes the amortization of certain regulatory assets and the accelerated amortization of NMP2 in 1999 as authorized by the NYPSC. (See Note 8. Sale of Coal-Fired Generation Assets.)

Estimates: Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements

Energy East Corporation

Goodwill: The excess of the cost over fair value of net assets of purchased businesses is recorded as goodwill and was amortized on a straight-line basis over five to 40 years through December 31, 2001. The company evaluates the carrying value of goodwill for impairment at least annually and on an interim basis if there are indications that goodwill might be impaired. Any impairments would be recognized when the fair value of goodwill is less than its carrying value. (See Statements 141 and 142, below.)

Income taxes: The company files a consolidated federal income tax return. Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated lives of the related assets.

Principles of consolidation: These financial statements consolidate the company's majority-owned subsidiaries after eliminating intercompany transactions.

Reclassifications: Certain amounts have been reclassified on the consolidated financial statements to conform with the 2001 presentation.

Regulatory assets and liabilities: Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company capitalizes, as regulatory assets, incurred costs that are probable of recovery in future electric and natural gas rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt reacquisitions is amortized over the lives of the related debt issues. Nuclear plant obligations, demand-side management program costs, gain on sale of generation assets, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with the company's current rate plans. The company earns a return on substantially all regulatory assets for which funds have been spent.

Revenue recognition: The company recognizes revenues upon delivery of energy and energy-related products and services to its customers.

Risk management: The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas generally expected to occur in 2002. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. At December 31, 2001, the company held natural gas futures and options contracts for 15 million dekatherms of natural gas, at an average price of $3.35 per dekatherm, through August 2004.

The company uses electricity contracts, both physical and financial, to manage against fluctuations in the cost of electricity. The contracts allow the company to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. At December 31, 2001, the company held financial contracts for five million megawatt-hours, at an average price of $30.01 per megawatt-hour, through April 2003.

Notes to Consolidated Financial Statements

Energy East Corporation

The company uses interest rate swap agreements to manage the risk of increases in variable interest rates and to maintain desired fixed-to-floating rate ratios. It records amounts paid and received under the agreements as adjustments to the interest expense of the specific debt issues.

The company does not hold or issue financial instruments for trading or speculative purposes.

In accordance with the FASB's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), the company recognizes the fair value of its natural gas options, futures, financial electricity contracts and interest rate agreements as assets or liabilities on the consolidated balance sheets. The company's liability at December 31, 2001, was $32 million. All of these arrangements are designated as cash flow hedging instruments except for the company's $200 million fixed-to-floating interest rate swap agreement, which is designated as a fair value hedge. Changes in the fair value of the cash flow hedging instruments are recognized in other comprehensive income until the underlying transaction occurs. When the underlying transaction occurs, the amounts in accumulated other comprehensive income are reported in the consolidated statements of income.

As of December 31, 2001, the maximum length of time over which the company is hedging its exposure to the variability in future cash flows for forecasted transactions is 31 months. The company estimates that losses of $21 million will be reclassified from accumulated other comprehensive income into earnings in 2002, as the underlying transactions occur.

The company has commodity purchase and sales contracts for both capacity and energy that have been designated and qualify for the normal purchase and sale exception in Statement 138.

Statements 141 and 142: The FASB issued Statement 141 and Statement 142 in July 2001. Statement 141 requires that all business combinations be accounted for using the purchase method of accounting. Use of the pooling-of-interests method of accounting for business combinations is prohibited. Statement 141 also addresses the initial recognition and measurement of goodwill and other intangible assets. The provisions of Statement 141 apply to all business combinations that are initiated after June 30, 2001, and to all business combinations accounted for by the purchase method of accounting that are completed after June 30, 2001. Transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method of accounting, may require companies to reclassify certain intangible assets and/or goodwill.

Statement 142 requires that goodwill no longer be amortized, but instead be tested at least annually for impairment using a two-step impairment test. The first step of the goodwill impairment test identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value is greater than the carrying value, then goodwill is not impaired and the second step is not necessary. The second step of the goodwill impairment test is performed if the carrying amount of a reporting unit is greater than its fair value. If the carrying amount of a reporting unit's goodwill is greater than the implied fair value of its goodwill, the excess is to be recognized as an impairment loss.

Notes to Consolidated Financial Statements

Energy East Corporation

Statement 142 also requires that a recognized intangible asset with a finite life be amortized over its useful life and be reviewed for impairment, and that a recognized intangible asset with an indefinite life not be amortized until its life is determined to be no longer indefinite. A recognized intangible asset that is not amortized is to be tested for impairment annually, or more frequently if circumstances indicate an asset might be impaired. If the carrying amount of an intangible asset is greater than its fair value, the excess is to be recognized as an impairment loss. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001.

The company adopted Statements 141 and 142 as of January 1, 2002, which had the following effects: goodwill valued at an estimated $898 million is no longer being amortized and the expected annual decrease in amortization expense for goodwill is $24 million. Management is still evaluating the additional effects that the adoptions may have, including the possible reclassification of goodwill and/or intangible assets and the need to recognize any transition or impairment losses.

Utility plant: The company charges repairs and minor replacements to operating expense accounts, and capitalizes renewals and betterments, including certain indirect costs. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Note 2. Acquisitions of Connecticut Energy, CMP Group, CTG Resources and
Berkshire Energy

The company's merger with CNE was completed on February 8, 2000, and its mergers with CMP Group, CTG Resources and Berkshire Energy were completed on September 1, 2000. The four transactions were accounted for using the purchase method. The company's consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000.

In each transaction the purchase price was allocated to the assets acquired and liabilities assumed based on values on the date of purchase. The cost in excess of the fair value of the net assets acquired in each transaction was recorded as goodwill and was amortized through December 31, 2001, on a straight-line basis over the estimated useful life. The useful life was determined based on the individual characteristics of each acquired company and the lives ranged from five to 40 years. Goodwill was adjusted over the 12 months following the mergers as actual amounts for the estimated liabilities became known. On January 1, 2002, the company adopted Statements 141 and 142. (See Note 1 - Statements 141 and 142.)

The following pro forma information for the company for the years ended December 31, 2000 and 1999, which is based on unaudited data, gives effect to the company's four mergers as if they had been completed January 1, 1999. This information does not reflect future revenues or

Notes to Consolidated Financial Statements

Energy East Corporation

cost savings from the mergers and is not indicative of actual results of operations had the mergers occurred at the beginning of the periods presented or of results that may occur in the future.
Year Ended December 31	2000	1999
	(Thousands, except per share amounts)
Revenues	$3,912,475	$3,850,850
Net Income	$253,718	$232,619
Earnings Per Share of Common Stock	$2.11	$1.75

Pro forma adjustments reflected in the amounts presented above include: (1) additional depreciation and amortization related to adjusting the four merged companies' nonutility assets to fair value based on an independent appraisal, (2) amortization of goodwill, (3) elimination of merger costs, (4) lower investment income due to the sale of temporary investments to complete the mergers, (5) interest expense due to the issuance of merger-related debt, (6) adjustments for estimated tax effects of the above adjustments and (7) additional common shares issued in connection with the mergers.

Note 3. Income Taxes
Year Ended December 31	2001	2000	1999
		(Thousands)
Current	$147,497	$129,220	$662,512
Deferred, net Accelerated depreciation	12,312	628	(379,422)
Pension benefits	30,430	24,051	37,311
Statement 106 postretirement benefits	(4,079)	(11,417)	(6,618)
Demand-side management	(9,295)	(8,335)	(4,300)
Miscellaneous	(20,371)	23,676	(5,505)
ITC	(2,115)	(2,262)	(83,187)
Total	154,379	155,561	220,791
Less amount classified as extraordinary item	-	(1,121)	(9,458)
Total Before Extraordinary Item	$154,379	$156,682	$230,249

The company's effective tax rate differed from the statutory rate of 35% due to the following:
Year Ended December 31	2001	2000	1999
		(Thousands)
Tax expense at statutory rate	$124,754	$137,045	$154,787
Depreciation and amortization not normalized	26,373	8,032	123,435
ITC amortization	(2,115)	(2,262)	(77,919)
State taxes, net of federal benefit	14,692	21,386	10,241
Other, net	(9,325)	(8,640)	10,247
Total	154,379	155,561	220,791
Less amount classified as extraordinary item	-	(1,121)	(9,458)
Total Before Extraordinary Item	$154,379	$156,682	$230,249

In 1999 depreciation not normalized and ITC amortization included the result of the sale of coal-fired generation assets and the writeoff of NMP2. (See Note 8. Sale of Coal-Fired Generation Assets and Note 9. Jointly-Owned Generation Assets.)

Notes to Consolidated Financial Statements

Energy East Corporation

The company's deferred tax assets and liabilities consisted of the following:
December 31	2001	2000
	(Thousands)
Current Deferred Tax Assets	$4,170	$5,007
Noncurrent Deferred Tax Liabilities
Depreciation	$573,071	$546,372
Unfunded future income taxes	80,125	75,473
Accumulated deferred ITC	29,370	30,972
Deferred gain on generation plant sale	(109,246)	(94,181)
Pension benefits	102,109	67,064
Statement 106 postretirement benefits	(64,013)	(58,240)
Other	7,380	56,929
Total Noncurrent Deferred Tax Liabilities	618,796	624,389
Less amounts classified as regulatory liabilities
Deferred income taxes	157,196	166,894
Noncurrent Deferred Income Taxes	$461,600	$457,495

Note 4. Long-term Debt

At December 31, 2001 and 2000, the company's consolidated long-term debt was:
	Maturity Dates	Interest Rates	Amount 2001 2000
			(Thousands)
First mortgage bonds (1)	2002 to 2023	6 3/4% to 10.06%	$609,840	$612,340
Pollution control notes - fixed	2006 to 2034	5 3/8% to 6.15%	325,500	306,000
Pollution control notes - variable	2015 to 2029	1.75% to 4.26%	307,000	326,500
Various long-term debt	2002 to 2030	4.2% to 10.48%	1,137,809	809,523
Putable asset term securities (2)	2033	7.75%	300,000	300,000
Obligations under capital leases			36,960	39,501
Unamortized premium and discount on debt, net			(20,153)	(21,765)
			2,696,956	2,372,099
Less debt due within one year - included in current liabilities			225,678	25,285
Total			$2,471,278	$2,346,814

At December 31, 2001, long-term debt, including sinking fund obligations, and capital lease payments (in thousands) that will become due during the next five years are:
2002	2003	2004	2005	2006
$225,678	$80,613	$27,646	$55,378	$325,716

(1) Substantially all of the company's utility plant is subject to liens or mortgages securing its subsidiaries' first mortgage bonds. The after-tax extraordinary losses on early extinguishment of debt were $2 million or one cent per share in 2000 and $18 million or 15 cents per share in 1999.

(2) The Putable Asset Term Securities bear interest at 7.75% until November 15, 2003, and then, as provided by an agreement, will either be redeemed by the company or will bear interest at a fixed or floating rate until November 15, 2033, unless extended to November 15, 2034.

Notes to Consolidated Financial Statements

Energy East Corporation

Note 5. Bank Loans and Other Borrowings

The company and its subsidiaries have credit agreements with various expiration dates in 2002 and pay fees in lieu of compensating balances in connection with the credit agreements. The agreements provided for maximum borrowings of $755 million at December 31, 2001, and $724 million at December 31, 2000.

The company and its subsidiaries use short-term, unsecured notes and drawings on their credit agreements (see above) to finance certain refundings and for other corporate purposes. There was $173 million of such short-term debt outstanding at December 31, 2001, and $419 million outstanding at December 31, 2000. The weighted-average interest rate on short-term debt was 2.6% at December 31, 2001, and 7.7% at December 31, 2000.

Note 6. Preferred Stock of Subsidiaries

Trust preferred securities: The company-obligated mandatorily redeemable trust preferred securities are 81/4% Capital Securities issued by Energy East Capital Trust I, a Delaware business trust that is a 100%-owned finance subsidiary of the company. The assets of the trust consist solely of the company's 81/4% junior subordinated debt securities maturing on July 31, 2031. The company has fully and unconditionally guaranteed the trust's payment obligations with respect to the Capital Securities.

Preferred stock redeemable solely at the option of subsidiaries: At December 31, 2001 and 2000, the consolidated preferred stock redeemable solely at the option of subsidiaries was:
Series	Par Value Per Share	Redemption Price Per Share	Shares Authorized and Outstanding(1)	Amount 2001 2000
				(Thousands)
3.50%	$100	$101.00	220,000	$22,000	$22,000
3.75%	100	104.00	78,379	7,838	7,838
4.15% (1954)	100	102.00	4,317	432	432
4.40%	100	102.00	7,093	709	709
4 1/2% (1949)	100	103.75	11,800	1,180	1,180
4.60%	100	101.00	30,000	3,000	3,000
4.75%	100	101.00	50,000	5,000	5,000
4.80%	100	100.00	2,589	259	300
5.25%	100	102.00	50,000	5,000	5,000
6.00%	100	-	5,180	518	518
6.00%	100	110.00	4,129	413	459
8.00%	3.125	-	108,843	340	381
Preferred stock issuance costs				(3,316)	(3,493)
Total				$43,373	$43,324

(1) At December 31, 2001, the company and its subsidiaries had 14,510,786 shares of $100 par value preferred stock, 12,800,000 shares of $25 par value preferred stock, 775,472 shares of $3.125 par value preferred stock, 600,000 shares of $1 par value preferred stock, 10,000,000 shares of $.01 par value preferred stock, 1,000,000 shares of $100 par value preference stock and 1,000,000 shares of $1 par value preference stock authorized but unissued.

Notes to Consolidated Financial Statements

Energy East Corporation

The company's subsidiaries redeemed or purchased the following amounts of preferred stock during the period 1999 through 2001:

Subsidiary Company	Date	Series	Amount
NYSEG:	February 1, 1999	7.40%	$25 million*
	April 1, 1999	3.75%	$7.2 million**
	April 1, 1999	4 1/2% (1949)	$2.8 million**
	April 1, 1999	4.15%	$1.4 million**
	April 1, 1999	4.40%	$4.8 million**
	April 1, 1999	4.15% (1954)	$3.1 million**
	December 10, 1999	6.30%	$25 million*
CMP	October 1, 2000	7.999%	$9.9 million*
CNG:	September 26, 2000	8.00%	$3,250*
	Various 2001	6.00%	$45,900*
	Various 2001	8.00%	$41,222***
Berkshire	September 30, 2001	4.80%	$41,000*

* Redeemed    ** Purchased at a discount    *** Substantially all purchased at a premium

Note 7. Commitments

Capital spending: The company has commitments in connection with its capital spending program. Capital spending, excluding the RGS merger transaction, is projected to be $223 million in 2002 and is expected to be paid for with internally generated funds. The program is subject to periodic review and revision. The company's capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Nonutility generator power purchase contracts: NYSEG and CMP together expensed approximately $593 million for NUG power in 2001 and $439 million in 2000 (CMP beginning on September 1, 2000, the date it was acquired). NYSEG expensed $354 million in 1999 for NUG power. NYSEG and CMP estimate that together their NUG power purchases will total $637 million in 2002, $651 million in 2003, $672 million in 2004, $677 million in 2005 and $623 million in 2006.

Note 8. Sale of Coal-Fired Generation Assets

The company completed the sale of its Homer City generation assets to Edison Mission Energy in March 1999, and the sale of its remaining coal-fired generation assets to The AES Corporation in May 1999 for a total of $1.85 billion. The proceeds from the sale of those assets - net of taxes and transaction costs - in excess of the net book value of the generation assets, less funded deferred taxes, were used to write down NYSEG's 18% investment in NMP2 by $380 million. This treatment is in accordance with NYSEG's restructuring plan approved by the NYPSC in January 1998. NYSEG wrote down its investment by an additional $106 million due to the required writeoff of funded deferred taxes related to NMP2. These writedowns are reflected in depreciation and amortization on the 1999 consolidated statement of income. (See Note 9. Jointly-Owned Generation Assets.)

Notes to Consolidated Financial Statements

Energy East Corporation

Note 9. Jointly-Owned Generation Assets

NYSEG: NYSEG had an 18% interest in the output and costs of NMP2 before it was sold. NYSEG's 18% share of NMP2's operating expenses until it was sold is included in various categories on the consolidated statements of income.

Sale of Nine Mile Point 2: On November 7, 2001, after receiving all regulatory approvals, NYSEG sold its 18% interest in NMP2 to Constellation Nuclear. For its share of NMP2, NYSEG received at closing $59 million in cash and a $59 million 11% promissory note, which will be paid in five annual payments unless it is prepaid.

On September 28, 2001, NYSEG and the Staff of the NYPSC reached agreement on a joint settlement with respect to the regulatory and ratemaking aspects of the sale of NYSEG's interest in NMP2. On October 26, 2001, the NYPSC issued an order approving the sale, which provided for an asset sale gain account of approximately $110 million to be established at the time of closing. Disposition of the asset sale gain is addressed under the settlement the company reached on January 15, 2002, with the NYPSC Staff and other parties on a joint proposal for a new five-year NYSEG electric rate plan and approval of the company's merger with RGS Energy.

NYSEG's pre-existing decommissioning funds were transferred to Constellation, which has taken responsibility for all future decommissioning funding.

In 1999 the majority of NYSEG's investment in NMP2 was recovered through a gain on the sale of the company's coal-fired generation assets. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

CMP: CMP has ownership interests in four nuclear generating facilities in New England. The largest is a 38% interest in Maine Yankee Atomic Power Company. CMP also owns a 9.5% interest in Yankee Atomic Electric Company, a 6% interest in Connecticut Yankee Atomic Power Company and a 4% interest in Vermont Yankee Nuclear Power Corporation. Maine Yankee, Yankee Atomic and Connecticut Yankee have been permanently shut down. Yankee Atomic has been decommissioned and Maine Yankee and Connecticut Yankee are in the process of being decommissioned. Vermont Yankee is an operating unit.

On March 31, 2001, CMP sold its 2.5% ownership interest in the Millstone Unit No. 3 nuclear unit. The net proceeds from the sale, $1.4 million including unfunded deferred taxes, were used to reduce a regulatory asset related to CMP's nonnuclear generating assets that were sold in April 1999. CMP contributed $1.3 million to the qualified nuclear trust fund, as part of the sale agreement, and is released from any liability for decommissioning the plant in the future.

On August 15, 2001, Vermont Yankee Nuclear Power Corporation reached an agreement to sell the Vermont Yankee nuclear power plant to Entergy Corporation. CMP has a 4% ownership interest in Vermont Yankee. The transaction includes a power purchase agreement that calls for Entergy to provide all of the plant's electricity to the sellers through 2012, the year the operating license for the plant expires. The sale is subject to the approval of the Public Service Board of Vermont, the NRC, the FERC and other regulatory authorities.

Notes to Consolidated Financial Statements

Energy East Corporation

Nuclear insurance: The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. The public liability limit for a nuclear incident is approximately $8.9 billion. Should losses stemming from a nuclear incident exceed the commercially available public liability insurance, each licensee of a nuclear facility would be liable for up to $84 million per incident, payable at a rate not to exceed $10 million per year. The $84 million assessment is subject to periodic inflation indexing and a 5% surcharge should funds prove insufficient to pay claims associated with a nuclear incident.

CMP's maximum liability for its interest in Vermont Yankee would be approximately $4 million per incident. The Price-Anderson Act also requires indemnification for precautionary evacuations whether or not a nuclear incident actually occurs.

In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities carry additional nuclear property damage insurance. Property insurance is obtained through the Nuclear Insurance Pools and Nuclear Electric Insurance Limited and other commercial sources.

Nuclear plant decommissioning costs: CMP's estimated liability for decommissioning its various interests in the jointly-owned nuclear plants is $202 million in 2002 dollars. Its current share of these costs is recovered through electric rates.

Cayuga Energy, Inc.: Cayuga Energy, Inc. owns an 85% interest in South Glens Falls Energy, L.L.C., the owner of a 67-megawatt natural gas-fired combined cycle generating station operating as an exempt wholesale generator.

As part of a joint venture with PEI Power Corporation, Cayuga Energy owns 50.1% of a
44-megawatt natural gas-fired peaking-power plant. The joint venture company, PEI Power II, L.L.C., operates the plant as an exempt wholesale generator.

Notes to Consolidated Financial Statements

Energy East Corporation

Note 10. Environmental Liability

From time to time environmental laws, regulations and compliance programs may require changes in the company's operations and facilities and may increase the cost of electric and natural gas service.

The U.S. Environmental Protection Agency and various state environmental agencies, as appropriate, notified the company that it is among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at 17 waste sites. The 17 sites do not include sites where gas was manufactured in the past, which are discussed below. With respect to the 17 sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites, five are included in Maine's Uncontrolled Sites Program, one is included on the Massachusetts Non-Priority Confirmed Disposal Site list and six of the sites are also included on the National Priorities list.

Any liability may be joint and several for certain of those sites. The company has recorded an estimated liability of $2 million related to 13 of the 17 sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to the company.

The company has a program to investigate and perform necessary remediation at its 52 sites where gas was manufactured in the past. Eight sites are included in the New York State Registry, four sites are part of Maine's Voluntary Response Action Program and three of those four sites are part of Maine's Uncontrolled Sites Program, three sites are included in the Connecticut Inventory of Hazardous Waste Sites, and three sites are on the Massachusetts Department of Environmental Protection's list of confirmed disposal sites. The company has entered into consent orders with various environmental agencies to investigate and, where necessary, remediate 39 of its 52 sites.

The company's estimate for all costs related to investigation and remediation of its 52 sites ranges from $101 million to $212 million at December 31, 2001. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected on the company's consolidated balance sheets was $101 million at December 31, 2001, and $88 million at December 31, 2000. The company recorded a corresponding regulatory asset, net of insurance recoveries, since it expects to recover the net costs in rates.

Notes to Consolidated Financial Statements

Energy East Corporation

Note 11. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of some of the company's financial instruments included on its consolidated balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.
December 31	2001	2001	2000	2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Thousands)
Investments - classified as available-for-sale	$38,508	$38,550	$77,128	$77,279
First mortgage bonds	$606,112	$623,055	$608,134	$618,248
Pollution control notes - fixed	$325,500	$333,056	$306,000	$313,780
Pollution control notes - variable	$307,000	$307,000	$326,500	$326,500
Various long-term debt	$1,123,557	$1,124,911	$795,296	$836,201
Putable asset term securities	$297,827	$310,017	$296,668	$327,058

The carrying amounts for cash and cash equivalents, notes payable and interest accrued approximate their estimated fair values. Special deposits may include restricted funds set aside as collateral for first mortgage bonds. The carrying amount approximates fair value because the special deposits have been invested in securities that mature within one year.

The company has been evaluating the carrying value of CMP Group's investment in NEON Communications, Inc. because there has been a significant decline in the market value of NEON common shares over the past 18 months. That decline is consistent with the market performance of telecommunications businesses as a whole. During the third quarter of 2001, the company determined that the decline in NEON's market value was other than temporary and wrote down the cost basis of the investment in NEON to $12 million, based on the closing market price of NEON common shares at the end of September 2001. The writedown totaled $46 million after taxes, or 39 cents per share. The company's investment in NEON is classified as available-for-sale, accounted for by the cost method and carried at its fair value, with any changes recognized in other comprehensive income. The fair value of the investment in NEON was $12 million at December 31, 2001, but it dropped significantly in January 2002 due to a further decline in the market value of NEON's common shares.

Notes to Consolidated Financial Statements

Energy East Corporation

Note 12. Accumulated Other Comprehensive Income
	Balance January 1, 1999	1999 Change	Balance December 31, 1999	2000 Change	Balance December 31, 2000	2001 Change	Balance December 31, 2001
			(Thousands)
Foreign currency translation adjustment, net of income tax benefit of $ - for 1999, 2000 and 2001	-	$(93)	$(93)	$7	$(86)	$86	-

Unrealized gains (losses)
 on investments:
  Unrealized holding (losses)     during period, net of     income tax benefit of $ -     for 1999, $23,804 for     2000 and $7,980 for 2001
  Reclassification adjustment     for losses included in net     income, net of income tax     benefit of $32,674 for 2001

	- -	(1,588) -	(1,588) -	(32,519) -	(34,107) -	(10,400) 45,748	$(44,507) 45,748
Net unrealized gains (losses) on investments	-	(1,588)	(1,588)	(32,519)	(34,107)	35,348	1,241
Minimum pension liability adjustment, net of income tax benefit of $339 for 2000 and $1,828 for 2001	-	-	-	(630)	(630)	(2,546)	(3,176)

Unrealized gains (losses)
 on derivatives qualified
 as hedges:
  Unrealized gains on     derivatives qualified as     hedges arising during the     period due to cumulative     effect of a change in     accounting principle, net of     income tax expense of     $(38,671) for 2001
  Unrealized losses during     period on derivatives     qualified as hedges, net
    of income tax benefit of     $59,510 for 2001
  Reclassification adjustment     for losses included in net     income, net of income tax     benefit of $7,416 for 2001

	- - -	- - -	- - -	- - -	- - -	58,250 (89,955) 11,305	58,250 (89,955) 11,305
Net unrealized (losses) on derivatives qualified as hedges	-	-	-	-	-	(20,400)	(20,400)
Accumulated Other Comprehensive Income (Loss)	-	$(1,681)	$(1,681)	$(33,142)	$(34,823)	$12,488	$(22,335)

Notes to Consolidated Financial Statements

Energy East Corporation

Note 13. Stock-Based Compensation

The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans. Compensation expense would have been the same in 2001, 2000 and 1999 had it been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

The company may grant options and stock appreciation rights (SARs) to senior management and certain other key employees under its stock option plan. Options granted in 1999 vest over either two-year or three-year periods, and options granted in 2000 and 2001 vest over either one-year or two-year periods, subject to, with certain exceptions, continuous employment. All options expire 10 years after the grant date. Of the 10 million shares authorized at December 31, 2001 and 2000, unoptioned shares totaled 4.5 million at December 31, 2001, and 6.2 million at December 31, 2000.

The company recorded compensation expense (benefit) for options/SARs of less than $(1) million in 2001, $(1) million in 2000 and $(5) million in 1999.

During 2001 1,799,000 options/SARs were granted with a weighted-average exercise price of $18.88. 54,332 SARs with a weighted-average exercise price of $17.51 were exercised in 2001. 34,000 options/SARs with an exercise price of $21.03 were forfeited in 2001. The 4,636,047 options/SARs outstanding at December 31, 2001, had a weighted-average exercise price of $20.95. Of those outstanding at December 31, 2001, 191,309 options/SARs with exercise prices ranging from $10.88 to $14.69 and a weighted-average remaining life of five years had a weighted-average exercise price of $10.88 and 4,444,738 options/SARs with exercise prices ranging from $17.94 to $28.72 and a weighted-average remaining life of eight years had a weighted-average exercise price of $21.38. Of those exercisable at December 31, 2001, 191,309 options/SARs with exercise prices ranging from $10.88 to $14.69 had a weighted-average price of $10.88 and 2,939,545 options/SARs with exercise prices ranging from $17.94 to $28.72 had a weighted-average exercise price of $22.17.

During 2000 1,070,597 options/SARs were granted with a weighted-average exercise price of $23.06. 2,797 options with a weighted-average exercise price of $16.43 and 107,731 SARs with a weighted-average exercise price of $17.56 were exercised in 2000. 312,548 options/SARs with an exercise price of $23.99 were forfeited in 2000. The 2,925,379 options/SARs outstanding at December 31, 2000, had a weighted-average exercise price of $22.15. Of those outstanding at December 31, 2000, 197,309 options/SARs with exercise prices ranging from $10.88 to $14.69 and a weighted-average remaining life of six years had a weighted-average exercise price of $10.88 and 2,728,070 options/SARs with exercise prices ranging from $17.94 to $28.72 and a weighted-average remaining life of eight years had a weighted-average exercise price of $22.97. Of those exercisable at December 31, 2000, 197,309 options/SARs with exercise prices ranging from $10.88 to $14.69 had a weighted-average price of $10.88 and 1,470,287 options/SARs with exercise prices ranging from $17.94 to $28.72 had a weighted-average exercise price of $22.98.

Notes to Consolidated Financial Statements

Energy East Corporation

During 1999 1,122,412 options/SARs were granted with a weighted-average exercise price of $26.68. 3,118 options with a weighted-average exercise price of $16.90 and 102,362 SARs with a weighted-average exercise price of $18.70 were exercised in 1999. 30,000 options/SARs with an exercise price of $18.43 were forfeited in 1999. The 2,277,858 options/SARs outstanding at December 31, 1999, had a weighted-average exercise price of $21.75. Of those outstanding at December 31, 1999, 206,170 options/SARs with exercise prices ranging from $10.88 to $14.69 and a weighted-average remaining life of seven years had a weighted-average exercise price of $10.88 and 2,071,688 options/SARs with exercise prices ranging from $17.94 to $28.72 and a weighted-average remaining life of nine years had a weighted-average exercise price of $22.83. Of those exercisable at December 31, 1999, 206,170 options/SARs with exercise prices ranging from $10.88 to $14.69 had a weighted-average price of $10.88 and 645,172 options/SARs with exercise prices ranging from $17.94 to $28.72 had a weighted-average exercise price of $22.97.

The company's Long-term Executive Incentive Share Plan provides participants cash awards if certain shareholder return criteria are achieved. There were 95,418 performance shares outstanding at December 31, 2001, and 140,782 performance shares outstanding at December 31, 2000. There was no compensation expense for 2001 and compensation expense was $1 million for 2000 and 1999. Beginning January 1, 2001, no new performance shares are granted under this plan (other than dividend performance shares), which will be eliminated in 2003.

Notes to Consolidated Financial Statements

Energy East Corporation

Note 14. Retirement Benefits
	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
		(Thousands)
Change in projected benefit obligation
Benefit obligation at January 1	$1,242,769	$773,086	$395,857	$256,983
Service cost	23,967	20,979	5,091	7,031
Interest cost	90,949	70,486	25,024	24,213
Plan participants' contributions	-	-	255	-
Plan amendments	39,614	7,364	(26,967)	(40,152)
Actuarial loss	37,949	66,518	31,895	23,614
Business combination	-	354,510	-	138,353
Curtailment	(670)	-	(394)	-
Special termination benefits	2,551	-	-	-
Benefits paid	(67,681)	(50,174)	(22,334)	(14,185)
Projected benefit obligation at December 31	$1,369,448	$1,242,769	$408,427	$395,857
Change in plan assets
Fair value of plan assets at January 1	$1,925,905	$1,387,690	$40,226	-
Actual return on plan assets	(37,564)	137,402	(1,804)	$(1,571)
Employer contributions	433	-	22,291	12,323
Plan participants' contributions	-	-	255	-
Business combination	-	451,865	-	43,717
Actual expense paid	-	(878)	-	(58)
Adjustment	959	-	-	-
Benefits paid	(67,681)	(50,174)	(22,334)	(14,185)
Fair value of plan assets at December 31	$1,822,052	$1,925,905	$38,634	$40,226
Funded status	$452,604	$683,136	$(369,793)	$(355,631)
Unrecognized net actuarial (gain) loss	(59,273)	(337,464)	46,983	6,409
Unrecognized prior service cost	58,277	27,311	(60,365)	(40,152)
Unrecognized net transition (asset) obligation	(15,707)	(22,945)	100,384	109,510
Prepaid (accrued) benefit cost	$435,901	$350,038	$(282,791)	$(279,864)

Other comprehensive income decreased $3 million in 2001 as a result of a change in additional minimum pension liability.

CNE's, CMP Group's and CTG Resources' postretirement benefits were partially funded as of December 31, 2001 and 2000.

	Pension Benefits 2001 2000		Postretirement Benefits 2001 2000
Weighted-average assumptions as of December 31
Discount rate	7.0%	7.25%	7.0%	7.25%
Expected return on plan assets	9.0%	9.0%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The company assumed a 12% annual rate of increase in the costs of covered health care benefits for 2001 that gradually decreases to 5% by the year 2005.

Notes to Consolidated Financial Statements

Energy East Corporation
	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
			(Thousands)
Components of net periodic benefit cost
Service cost	$23,967	$20,979	$19,083	$5,091	$7,031	$6,291
Interest cost	90,949	70,486	52,325	25,024	24,213	17,132
Expected return on plan assets	(161,731)	(123,772)	(100,195)	(3,378)	(1,559)	-
Amortization of prior service cost	7,822	1,706	1,833	(6,753)	-	-
Recognized net actuarial gain	(41,750)	(40,103)	(37,442)	(4,122)	(2,630)	(3,771)
Amortization of transition (asset) obligation	(7,238)	(7,238)	(7,238)	9,126	9,126	9,527
Deferral for future recovery	-	-	-	-	(5,395)	(4,377)
Special termination benefit charge	2,551	-	-	-	-	-
Curtailment charge (credit)	-	-	(16,773)	-	-	15,402
Settlement charge (credit)	-	-	-	-	-	(11,023)
Net periodic benefit cost	$(85,430)	$(77,942)	$(88,407)	$24,988	$30,786	$29,181

The sale of the company's coal-fired generation assets in 1999 resulted in a curtailment gain and a settlement gain, which were the result of the termination of certain generation employees. The curtailment gain reduced the expected years of future service under the pension benefit plan and the settlement gain reduced the postretirement benefit obligation.

The net periodic benefit cost for postretirement benefits represents the cost the company charged to expense for providing health care benefits to retirees and their eligible dependents. The amount of postretirement benefit cost deferred was $68 million as of December 31, 2001, and $75 million as of December 31, 2000. The company expects to recover any deferred postretirement costs by 2012. The transition obligation for postretirement benefits is being amortized over a period of 20 years.

A 1% increase or decrease in the health care cost inflation rate from assumed rates would have the following effects:
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$2 million	$(2 million)
Effect on postretirement benefit obligation	$30 million	$(26 million)

Notes to Consolidated Financial Statements

Energy East Corporation

Note 15. Segment Information

Selected financial information for the company's business segments is presented in the table below. The company's electric delivery segment consists of its regulated transmission, distribution and generation operations in New York and Maine and its natural gas delivery segment consists of its regulated transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, interest income, interest expense and operating expenses; intersegment eliminations; and nonutility businesses.
	Electric Delivery	Natural Gas Delivery	Other	Total
		(Thousands)
2001
Operating Revenues	$2,504,896	$1,026,124	$228,767	$3,759,787
Depreciation and Amortization	$118,882	$75,432	$9,967	$204,281
Operating Income	$553,421	$89,518	$(6,051)	$636,888
Interest Charges, Net	$154,011	$55,785	$7,232	$217,028
Income Taxes	$178,125	$18,144	$(41,890)	$154,379
Net Income	$228,782	$17,938	$(59,113)(1)	$187,607
Total Assets	$4,175,280	$2,467,647	$626,305	$7,269,232
Capital Spending	$95,627	$106,116	$21,132	$222,875
2000
Operating Revenues	$2,023,610	$772,131	$163,779	$2,959,520
Depreciation and Amortization	$105,067	$49,769	$10,688	$165,524
Operating Income	$482,657	$72,729	$(41,465)(2)	$513,921
Interest Charges, Net	$105,826	$41,229	$5,448	$152,503
Income Taxes	$147,454	$12,378	$(3,150)	$156,682
Income Before Extraordinary Item	$230,328	$15,920	$(9,569)(2)	$236,679
Extraordinary Loss, Net of Tax	$1,357	$288	-	$1,645
Net Income	$228,971	$15,632	$(9,569)(2)	$235,034
Total Assets	$4,212,623	$2,406,848	$394,257	$7,013,728
Capital Spending	$70,651	$68,170	$29,499	$168,320
1999
Operating Revenues	$1,889,318	$331,745	$57,545	$2,278,608
Depreciation and Amortization	$627,829	$17,674	$3,467	$648,970
Operating Income	$515,644	$62,194	$(15,255)	$562,583
Interest Charges, Net	$111,032	$17,579	$4,297	$132,908
Income Taxes	$209,639	$16,140	$4,470	$230,249
Income Before Extraordinary Item	$200,725	$27,833	$7,759	$236,317
Extraordinary Loss, Net of Tax	$15,124	$2,442	-	$17,566
Net Income	$185,601	$25,391	$7,759	$218,751
Total Assets	$2,306,572	$645,261	$821,338	$3,773,171
Capital Spending	$44,943	$28,682	$9,049	$82,674

(1) Includes the effect of the writedown of CMP Group's investment in NEON Communications, Inc. that decreased net income by $46 million.

(2) Includes the effect of a nonrecurring loss from the sale of XENERGY, Inc. that decreased net income by $4 million.

Notes to Consolidated Financial Statements

Energy East Corporation

Note 16. Quarterly Financial Information (Unaudited)
Quarter Ended	March 31	June 30		September 30		December 31
2001	(Thousands, except per share amounts)
Operating Revenues	$1,271,139	$849,010		$798,848		$840,790
Operating Income	$262,528	$90,161		$94,567		$189,632
Net Income (Loss)	$115,601	$26,574		$(21,057)	(2)	$66,489
Earnings (Loss) Per Share, basic and diluted	$.98	$.23		$(.18)	(2)	$.57
Dividends Per Share	$.23	$.23		$.23		$.23
Average Common Shares Outstanding	117,386	116,399		116,436		116,623
Common Stock Price (1) High Low	$20.31 $16.96	$21.20 $17.41		$22.14 $18.99		$21.49 $17.65
2000
Operating Revenues	$684,426	$571,919		$651,146		$1,052,029
Operating Income	$169,326	$98,116		$101,282		$145,197
Income Before Extraordinary Item	$93,327	$56,471		$33,349		$53,532
Extraordinary Loss, Net of Tax	-	-		-		$1,645
Net Income	$93,327	$56,471	(3)	$33,349	(4)	$51,887
Earnings Per Share, basic and diluted	$.83	$.50	(3)	$.30	(4)	$.44
Dividends Per Share	$.22	$.22		$.22		$.22
Average Common Shares Outstanding	112,777	113,397		112,812		117,950
Common Stock Price (1) High Low	$23.63 $18.81	$22.94 $19.00		$23.50 $17.94		$22.63 $18.44

(1) The company's common stock is listed on the New York Stock Exchange. The number of shareholders of record was 34,354 at December 31, 2001.

(2) Includes the effect of the writedown of CMP Group's investment in NEON Communications, Inc. that decreased net income by $46 million and earnings per share by 39 cents.

(3) Includes the effect of the nonrecurring benefit from the sale of generation assets that increased net income by $8 million and earnings per share by 7 cents.

(4) Includes the effect of a nonrecurring loss from the sale of XENERGY, Inc. that decreased net income by $4 million and earnings per share by 4 cents.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors,
Energy East Corporation and Subsidiaries
Albany, New York

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 107 present fairly, in all material respects, the financial position of Energy East Corporation and its subsidiaries ("the Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 107 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133).

PricewaterhouseCoopers LLP

New York, New York
January 25, 2002

ENERGY EAST CORPORATION

SCHEDULE II - Consolidated Valuation and Qualifying Accounts
(Thousands)

Years Ended December 31, 2001, 2000 and 1999
Classification	Beginning of Year	Additions	Write-offs (a)	Adjustments		End of Year
2001
Allowance for Doubtful Accounts - Accounts Receivable	$18,781	$27,435	$(28,417)	$(16)		$17,783	(c)
2000
Allowance for Doubtful Accounts - Accounts Receivable	$6,645	$21,240	$(20,365)	$11,261	(b)	$18,781	(c)
Deferred Tax Asset Valuation Allowance	$1,191	-	-	$(1,191)	(d)	-
1999
Allowance for Doubtful Accounts - Accounts Receivable	$9,279	$12,446	$(15,080)	-		$6,645	(c)
Deferred Tax Asset Valuation Allowance	$2,001	-	-	$(810)	(e)	$1,191

(a)  Uncollectible accounts charged against the allowance, net of recoveries.
(b)  Includes $11,520 due to the mergers with CNE, CMP Group, CTG Resources and Berkshire Energy, and $(259) due to the sale of XENERGY, Inc.
(c)  Includes $6.3 million which represents an estimate for NYSEG of the write-offs that will not be recovered in rates.
(d)  Due to the sale of XENERGY, Inc.
(e)  Reversal of Federal income tax net operating loss.

Selected Financial Data

Central Maine Power Company
			Predecessor
	2001	From Acquisition 2000	To Acquisition 2000	1999	1998	1997
				(Thousands)
Operating Revenues	$815,050	$277,518	$613,475	$954,463	$941,530	$956,246
Depreciation and amortization	$36,537	$13,830	$23,661	$49,517	$56,257	$54,132
Other taxes	$20,925	$6,621	$12,961	$22,291	$27,747	$28,303
Interest Charges, Net	$27,338	$8,506	$31,072	$53,175	$51,014	$51,567
Net Income	$54,440	$23,651	$29,878	$68,740	$54,823	$13,422
Capital Spending	$46,273	$23,032	$56,026	$65,097	$42,384	$40,306
Total Assets	$1,865,800	$1,928,797	-	$1,946,757	$2,223,480	$2,298,966
Long-term Obligations, Capital Leases and Redeemable Preferred Stock	$235,133	$222,309	-	$121,096	$362,744	$440,451

Reclassifications: Certain amounts included in Selected Financial Data have been reclassified to conform with the 2001 presentation.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

Liquidity and Capital Resources

Electric Delivery Business

CMP's electric delivery business consists of its regulated electricity transmission and distribution operations in Maine. It also generates electricity from its minority interests in jointly-owned nuclear stations, but no longer sells this energy at retail.

Sale of CMP Nuclear Interests: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Regional Transmission Organization: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Electric Transmission Rates : See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Central Maine Power Alternative Rate Plan: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

MPUC Delivery Price Decision: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Central Maine Power Electricity Supply Responsibility: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

MPUC Stranded Cost Proceeding: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Nonutility Generation: CMP expensed approximately $225 million for NUG power in 2001. It estimates that its purchases will total $253 million in 2002; $254 million in 2003, 2004 and 2005; and $209 million in 2006. CMP continues to seek ways to provide relief to its customers from above-market NUG contracts that state regulations ordered it to sign, and which averaged 7.8 cents per kilowatt-hour for 2001. Recovery of these NUG costs is provided for in CMP's current regulatory plans. (See Item 8 - Note 6 to CMP's Consolidated Financial Statements.)

Other Matters

Accounting Issues

Statement 71: See Energy East Corporation's Item 7, Other Matters, Accounting Issues, Statement 71 for the discussion of this item.

Statements 141 and 142: See Energy East Corporation's Item 7, Other Matters, Accounting Issues, Statements 141 and 142 for the discussion of this item. (See Item 8 - Note 1 to CMP's Consolidated Financial Statements.)

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

Investing and Financing Activities

Investing Activities: Capital spending totaled $46 million in 2001, $79 million in 2000 (including $23 million from acquisition and $56 million to acquisition) and $65 million in 1999, including nuclear fuel. Capital spending in all three years was financed with internally generated funds and was primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Capital spending is projected to be $41 million in 2002. It is expected to be paid for with internally generated funds and will be primarily for the same purposes described above. (See Item 8 - Note 6 to CMP's Consolidated Financial Statements.)

Financing Activities: CMP has a three-year secured credit facility that expires December 23, 2002. The facility provides for maximum borrowings of $75 million. CMP uses short-term borrowings and drawings on its credit facility to provide initial financing for construction and for other corporate purposes. There was $47 million of such short-term debt outstanding at December 31, 2001 and 2000. The weighted-average interest rate on short-term debt was 2.5% at December 31, 2001, and 7.1% at December 31, 2000.

CMP issued the following Series E Medium Term Notes, the proceeds of which were used to redeem short-term debt and for general corporate purposes:

  On January 30, 2001, $25 million of 6.67% due January 2006.
  On June 20, 2001, $10 million of 7% due June 2011.
  On July 16, 2001, $5 million of 6 7/8% due July 2008.
  On July 23, 2001, $20 million of 6 3/8% due July 2005.
  On August 14, 2001, $15 million of 7% due August 2011.

On December 11, 2001, CMP issued $19.5 million of 5 3/8% Pollution Control Revenue Refunding Bonds due May 2014. The proceeds were used to refund $19.5 million of Floating/Fixed Rate Pollution Control Revenue Bonds.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

Results of Operations
	2001	2000	1999	2001 over 2000 Change	2000 over 1999 Change
		(Thousands)
Deliveries - Megawatt hours Retail Wholesale	9,284 3,333	9,815 3,301	9,539 802	(5%) 1%	3% 312%
Operating Revenues	$815,050	$890,993	$954,463	(9%)	(7%)
Operating Expenses	$701,306	$794,926	$823,028	(12%)	(3%)
Operating Income	$113,744	$96,067	$131,435	18%	(27%)
Earnings Available for Common Stock	$52,998	$51,492	$65,425	3%	(21%)

Earnings for 2001 increased $2 million compared to the prior year, primarily due to cost control efforts.

Earnings for 2000 decreased $14 million due primarily to lower sales of electricity as a result of the deregulation of Maine's electric industry. CMP no longer supplies electricity unless it is directed by the MPUC to be the standard-offer provider. CMP was the standard-offer provider for commercial and small industrial rate classes beginning in March 2000.

Operating Revenues: Operating revenues decreased $76 million in 2001 primarily as a result of CMP no longer collecting revenue for the supply of electricity to certain retail customers. Those decreases were partially offset by higher transmission revenues and amortization of deferred gains.

Operating revenues decreased $63 million in 2000 as a result of CMP no longer collecting revenue for the supply of electricity unless directed to by the MPUC. An increase in the sale of wholesale electricity partially offset this decrease.

Operating Expenses: Operating expenses for 2001 decreased $94 million primarily due to lower electricity supply costs because CMP no longer supplies electricity unless directed to by the MPUC, and cost control efforts.

Operating expenses decreased by $28 million in 2000 as a result of the sale of generation assets and lower electricity supply costs due to CMP no longer supplying electricity unless directed to by the MPUC.

Central Maine Power Company
Consolidated Balance Sheets
December 31	2001	2000
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$20,777	$17,933
Accounts receivable, net	123,615	135,707
Materials and supplies, at average cost	9,018	9,052
Accumulated deferred income tax benefits, net	74	4,533
Prepayments and other current assets	10,439	9,612
Total Current Assets	163,923	176,837
Utility Plant, at Original Cost
Electric	1,312,778	1,392,693
Less accumulated depreciation	488,159	571,275
Net Utility Plant in Service	824,619	821,418
Construction work in progress	5,546	16,682
Total Utility Plant	830,165	838,100
Other Property	5,988	6,526
Investment in Associated Companies, at Equity	29,868	33,952
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	199,797	234,929
Unfunded future income taxes	90,471	80,999
Unamortized loss on debt reacquisitions	11,006	12,057
Demand-side management program costs	14,054	20,563
Environmental remediation costs	6,075	8,217
Other	139,987	118,480
Total regulatory assets	461,390	475,245
Other assets
Goodwill, net	325,174	342,306
Prepaid pension benefits	29,886	32,070
Other	19,406	23,761
Total other assets	374,466	398,137
Total Regulatory and Other Assets	835,856	873,382
Total Assets	$1,865,800	$1,928,797

The notes on pages 67 through 77 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets
December 31	2001	2000
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$52,959	$12,946
Notes payable	46,500	46,500
Accounts payable and accrued liabilities	64,104	77,075
Interest accrued	5,181	5,084
Other	40,206	57,423
Total Current Liabilities	208,950	199,028
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	92,630	61,863
Gain on sale of generation assets	190,779	232,041
Pension benefits	7,355	47,632
Other	21,840	37,796
Total regulatory liabilities	312,604	379,332
Other liabilities
Deferred income taxes	17,385	20,065
Nuclear plant obligations	199,797	234,929
Other postretirement benefits	66,801	69,808
Environmental remediation costs	2,790	4,147
Other	119,575	99,710
Total other liabilities	406,348	428,659
Total Regulatory and Other Liabilities	718,952	807,991
Long-term debt	235,133	222,309
Total Liabilities	1,163,035	1,229,328
Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Capital in excess of par value	(3,316)	(3,503)
Common Stock Equity Common stock ($5 par value, 80,000 shares authorized, 31,211 shares outstanding at December 31, 2001 and 2000)	162,213	162,213
Capital in excess of par value	498,141	500,897
Retained earnings	31,304	23,291
Accumulated other comprehensive income (loss)	(2,148)	-
Treasury stock, at cost (1,231 shares at December 31, 2001 and 2000)	(19,000)	(19,000)
Total Common Stock Equity	670,510	667,401
Total Liabilities and Stockholder's Equity	$1,865,800	$1,928,797

The notes on pages 67 through 77 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Income
			Predecessor
Year Ended December 31	2001	From Acquisition 2000	To Acquisition 2000	1999
		(Thousands)
Operating Revenues
Sales and services	$815,050	$277,518	$613,475	$954,463
Operating Expenses
Electricity purchased and fuel used in generation	430,284	135,873	351,112	515,591
Other operating expenses	173,553	60,882	151,245	203,479
Maintenance	40,007	14,273	24,468	32,150
Depreciation and amortization	36,537	13,830	23,661	49,517
Other taxes	20,925	6,621	12,961	22,291
Total Operating Expenses	701,306	231,479	563,447	823,028
Operating Income	113,744	46,039	50,028	131,435
Other (Income) and Deductions	(3,295)	(2,890)	(12,812)	(13,381)
Interest Charges, Net	27,338	8,506	31,072	53,175
Recovery of Non-Provided Deferred Income Taxes	-	(1,229)	(75,421)	(28,480)
Gain on Sale of Investments and Properties, Net	-	(51)	(223)	(709)
Income Before Income Taxes	89,701	41,703	107,412	120,830
Income Taxes	35,261	18,052	77,534	52,090
Net Income	54,440	23,651	29,878	68,740
Preferred Stock Dividends	1,442	547	1,490	3,315
Earnings Available for Common Stock	$52,998	$23,104	$28,388	$65,425

The notes on pages 67 through 77 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Cash Flows
			Predecessor
Year Ended December 31	2001	From Acquisition 2000	To Acquisition 2000	1999
		(Thousands)
Operating Activities
Net income	$54,440	$23,651	$29,878	$68,740
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,537	13,830	23,661	49,517
Income taxes and investment tax credits deferred, net	23,346	7,615	(9,804)	(27,795)
Power supply costs recovered with asset sale	-	257	(8,612)	(38,434)
Pension income	(3,373)	(127)	-	-
Changes in current operating assets and liabilities
Accounts receivable	12,092	(21,140)	28,971	(10,336)
Inventory	34	648	405	(28)
Prepayments	(884)	11,611	(13,830)	1,687
Accounts payable and accrued liabilities	(12,971)	(9,259)	(21,632)	10,823
Interest accrued	97	1,493	912	(4,813)
Other current liabilities	(17,217)	(4,773)	19,700	(22,071)
Deferred ice storm costs	-	-	-	20,462
Changes in deferred balances and related carrying costs	(1,655)	(298)	13,058	36,114
Asset sale settlement costs	(12,000)	-	-	-
Deferred NUG costs	(17,871)	(704)	(1,026)	-
Restructuring of purchased power contract	-	(5,328)	(3,656)	-
Other, net	1,317	(2,588)	15,940	30,156
Net Cash Provided by Operating Activities	61,892	14,888	73,965	114,022
Investing Activities
Utility plant additions	(46,182)	(22,989)	(55,778)	(65,090)
Other property and investments, net	(91)	(43)	(248)	(7)
Contributions in aid of construction, net	(19,130)	(5,203)	35,896	17,651
Sale of generating assets	-	-	-	850,561
Tax payments related to sale of generating assets	-	-	-	(291,900)
Selling expense for sale of generating assets	-	-	-	(17,884)
Proceeds from sale of investments and properties	-	-	-	7,813
Net Cash (Used in) Provided by Investing Activities	(65,403)	(28,235)	(20,130)	501,144
Financing Activities
Repayments of preferred stock and first mortgage bonds, including net premiums	-	(9,910)	-	(136,717)
Long-term note issuances	75,000	-	125,000	-
Long-term note retirements	(22,218)	(9,570)	(61,955)	(278,666)
Notes payable, net	-	46,500	-	(65,000)
Dividends on common and preferred stock	(46,427)	(190,000)	(35,492)	(44,546)
Net Cash Provided by (Used in) Financing Activities	6,355	(162,980)	27,553	(524,929)
Net Increase (Decrease) in Cash and Cash Equivalents	2,844	(176,327)	81,388	90,237
Cash and Cash Equivalents, Beginning of Year	17,933	194,260	112,872	22,635
Cash and Cash Equivalents, End of Year	$20,777	$17,933	$194,260	$112,872

The notes on pages 67 through 77 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Changes in Common Stock Equity
(Thousands)	Common Stock Outstanding $5 Par Value Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 1999	31,211	$162,213	$280,450	$76,349	-	$(19,000)	$500,012
Net income				68,740			68,740
Dividends declared
Preferred stock				(3,315)			(3,315)
Common stock				(40,731)			(40,731)
Amortization of capital stock issue expense				(289)			(289)
Balance, December 31, 1999	31,211	162,213	280,450	100,754	-	(19,000)	524,417
Net income				53,529			53,529
Dividends declared
Preferred stock				(2,037)			(2,037)
Common stock				(33,708)			(33,708)
Liquidating Dividend			(190,000)				(190,000)
Merger transaction, net			410,447	(95,076)			315,371
Amortization of capital stock issue expense				(171)			(171)
Balance, December 31, 2000	31,211	162,213	500,897	23,291	-	(19,000)	667,401
Net income				54,440			54,440
Other comprehensive income, net of tax					$(2,148)		(2,148)
Comprehensive income							52,292
Dividends declared
Preferred stock				(1,442)			(1,442)
Common stock				(44,985)			(44,985)
Merger transaction, net			(2,756)				(2,756)
Balance, December 31, 2001	31,211	$162,213	$498,141	$31,304	$(2,148)	$(19,000)	$670,510

The notes on pages 67 through 77 are an integral part of the financial statements.

Notes to Consolidated Financial Statements

Central Maine Power Company

Note 1. Significant Accounting Policies

Accounts receivable: Accounts receivable on the consolidated balance sheets are shown net of an allowance for doubtful accounts of $3 million at December 31, 2001 and 2000. Bad debt expense was $3 million in 2001, $5 million in 2000 (including $2 million from acquisition and $3 million to acquisition), and $4 million in 1999.

Consolidated statements of cash flows: CMP considers all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the consolidated balance sheets.
			Predecessor
Supplemental Disclosure of Cash Flows Information	2001	From Acquisition 2000	To Acquisition 2000	1999
Cash paid during the year ended December 31:	(Thousands)
Interest, net of amounts capitalized	$23,813	$6,082	$10,322	$37,859
Income taxes (1999 includes approximately $291,900 related to gain on sale of generation assets)	$4,228	$183	$24,553	$363,596

Depreciation and amortization: CMP determines depreciation expense using the straight-line method. CMP's depreciation accruals were equivalent to 2.9% of average depreciable property for 2001 and 2.8% for 2000 and 1999.

Estimates: Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill: The excess of the cost over fair value of net assets and as a result of push down accounting is recorded as goodwill and was amortized on a straight-line basis over 40 years through December 31, 2001. CMP evaluates the carrying value of goodwill for impairment at least annually and on an interim basis if there are indications that goodwill might be impaired. Any impairments would be recognized when the fair value of goodwill is less than its carrying value. (See Statements 141 and 142, below.)

Income taxes: Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated lives of the related assets.

Organization: CMP is a wholly-owned subsidiary of CMP Group, Inc. Effective September 1, 2000, CMP Group became a wholly-owned subsidiary of Energy East Corporation. The acquisition was accounted for under the purchase method of accounting and adjustments were included in CMP's financial statements under the push down method of accounting.

Notes to Consolidated Financial Statements

Central Maine Power Company

Principles of consolidation: CMP's financial statements consolidate its majority-owned subsidiaries after eliminating intercompany transactions.

Reclassifications: Certain amounts have been reclassified on the consolidated financial statements to conform with the 2001 presentation.

Regulatory assets and liabilities: Pursuant to Statement 71, CMP capitalizes, as regulatory assets, incurred costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. Approximately $300 million of the regulatory liability resulting from CMP's sale of nonnuclear assets was used to offset regulatory assets in March 2000.

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt reacquisitions is amortized over the lives of the related debt issues. Nuclear plant obligations, demand-side management program costs, gain on sale of generation assets, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with CMP's current rate plans. CMP earns a return on substantially all regulatory assets for which funds have been spent.

Revenue recognition: CMP recognizes revenues upon delivery of energy and energy-related products and services to its customers.

Statements 141 and 142: The FASB issued Statement 141 and Statement 142 in July 2001. Statement 141 requires that all business combinations be accounted for using the purchase method of accounting. Use of the pooling-of-interests method of accounting for business combinations is prohibited. Statement 141 also addresses the initial recognition and measurement of goodwill and other intangible assets. The provisions of Statement 141 apply to all business combinations that are initiated after June 30, 2001, and to all business combinations accounted for by the purchase method of accounting that are completed after June 30, 2001. Transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method of accounting, may require companies to reclassify certain intangible assets and/or goodwill.

Statement 142 requires that goodwill no longer be amortized, but instead be tested at least annually for impairment using a two-step impairment test. The first step of the goodwill impairment test identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value is greater than the carrying value, then goodwill is not impaired and the second step is not necessary. The second step of the goodwill impairment test is performed if the carrying amount of a reporting unit is greater than its fair value. If the carrying amount of a reporting unit's goodwill is greater than the implied fair value of its goodwill, the excess is to be recognized as an impairment loss.

Statement 142 also requires that a recognized intangible asset with a finite life be amortized over its useful life and be reviewed for impairment, and that a recognized intangible asset with an indefinite life not be amortized until its life is determined to be no longer indefinite. A recognized intangible asset that is not amortized is to be tested for impairment annually, or more frequently if circumstances indicate an asset might be impaired. If the carrying amount of

Notes to Consolidated Financial Statements

Central Maine Power Company

an intangible asset is greater than its fair value, the excess is to be recognized as an impairment loss. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001.

CMP adopted Statements 141 and 142 as of January 1, 2002, which had the following effects: goodwill valued at an estimated $325 million is no longer being amortized and the expected annual decrease in amortization expense for goodwill is $8 million. Management is still evaluating the additional effects that the adoptions may have, including the possible reclassification of goodwill and/or intangible assets and the need to recognize any transition or impairment losses.

Utility plant: CMP charges repairs and minor replacements to operating expense accounts, and capitalizes renewals and betterments, including certain indirect costs. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Note 2. Income Taxes
			Predecessor
Year Ended December 31	2001	From Acquisition 2000	To Acquisition 2000	1999
		(Thousands)
Current	$8,749	$10,437	$12,278	$343,374
Deferred, net Accelerated depreciation	(207)	2,007	1,559	(38,173)*
Pension benefits	1,475	9	(479)	113
Asset sale gain	-	-	75,060	(211,705)
Miscellaneous	25,959	5,836	(7,009)	(26,382)
ITC	(715)	(237)	(3,875)	(15,137)*
Total	$35,261	$18,052	$77,534	$52,090

* Includes the effect of the sale of nonnuclear generation assets.

CMP's effective tax rate differed from the statutory rate of 35% due to the following:
			Predecessor
Year Ended December 31	2001	From Acquisition 2000	To Acquisition 2000	1999
		(Thousands)
Tax expense at statutory rate	$31,396	$14,596	$37,594	$42,290
Depreciation and amortization not normalized	287	496	(594)	52,928
ITC amortization	(715)	(237)	(3,875)	(15,137)
State taxes, net of federal benefit	5,286	2,421	6,234	7,013
Other, net	(993)	776	38,175(1)	(35,004)(2)
Total	$35,261	$18,052	$77,534	$52,090

(1) Reflects effect of MPUC rate case settlement.
(2) Reflects the effect of the sale of nonnuclear generation assets.

Notes to Consolidated Financial Statements

Central Maine Power Company

CMP's deferred tax assets and liabilities consisted of the following:
December 31	2001	2000
	(Thousands)
Current Deferred Tax Assets	$74	$4,533
Noncurrent Deferred Tax Liabilities
Depreciation	$161,765	$159,428
Unfunded future income taxes	36,916	33,051
Accumulated deferred ITC	9,099	9,814
Deferred gain on generation plant sale	(78,403)	(94,181)
Other	(19,362)	(26,184)
Total Noncurrent Deferred Tax Liabilities	110,015	81,928
Less amounts classified as regulatory liabilities
Deferred income taxes	92,630	61,863
Noncurrent Deferred Income Taxes	$17,385	$20,065

Note 3. Long-term Debt

At December 31, 2001 and 2000, CMP's consolidated long-term debt was:
	Maturity Dates	Interest Rates	Amount 2001 2000
			(Thousands)
Pollution control notes	2014	5 3/8%	$19,500	$19,500
Various medium-term notes	2002 to 2025	6.38% to 8.13%	200,000	135,000
Various long-term debt	2005 to 2020	7.05% to 10.48%	42,317	52,800
Obligations under capital leases			27,563	29,298
Unamortized discount on debt			(1,288)	(1,343)
			288,092	235,255
Less debt due within one year - included in current liabilities			52,959	12,946
Total			$235,133	$222,309

At December 31, 2001, long-term debt, including sinking fund obligations, and capital lease payments (in thousands) that will become due during the next five years are:
2002	2003	2004	2005	2006
$52,959	$63,072	$12,915	$23,003	$27,745

Note 4. Bank Loans and Other Borrowings

CMP uses short-term borrowing to provide initial financing for construction and for other corporate purposes. The weighted-average interest rate on short-term debt was 2.5% at December 31, 2001, and 7.1% at December 31, 2000.

CMP has a revolving credit facility with certain banks that provides for borrowing up to $75 million through December 23, 2002, and which is secured by CMP's accounts receivable. There was $47 million of such short-term debt outstanding under this facility at December 31, 2001 and 2000. The interest rate on borrowings is related to the London Interbank Offered Rate or base-rate-priced loans. The arrangement provides for payment of fees including a facility fee that was .125% per annum, and a utilization fee that was .1% per annum for each day the outstanding balance exceeds 25% of the total facility, at December 31, 2001 and 2000.

Notes to Consolidated Financial Statements

Central Maine Power Company

Note 5. Preferred Stock

At December 31, 2001 and 2000, CMP's cumulative preferred stock was:
Series	Par Value Per Share	Redemption Price Per Share	Shares Authorized and Outstanding(1)	Amount 2001 2000
				(Thousands)
6% Noncallable Voting	$100	-	5,713	$571	$571
3.50%	100	$101.00	220,000	22,000	22,000
4.60%	100	101.00	30,000	3,000	3,000
4.75%	100	101.00	50,000	5,000	5,000
5.25%	100	102.00	50,000	5,000	5,000
Total				$35,571	$35,571

(1) At December 31, 2001, CMP had 2,000,000 shares of $25 par value preferred stock and 1,950,000 shares of $100 par value callable preferred stock authorized but unissued.

CMP's redemptions during the period 1999 through 2001: On October 1, 2000, CMP redeemed, at par $9.9 million of 7.999% Flexible Money Market Preferred Stock Series A.

Note 6. Commitments

Capital spending: CMP has commitments in connection with its capital spending program. Capital spending is projected to be $41 million in 2002 and is expected to be paid for with internally generated funds. The program is subject to periodic review and revision. CMP's capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Nonutility generator power purchase contracts: CMP expensed approximately $225 million for NUG power in 2001, $243 million in 2000 (including $81 million from acquisition and $162 million to acquisition) and $270 million in 1999. CMP estimates that NUG power purchases will total $253 million in 2002; $254 million in 2003, 2004, and 2005; and $209 million in 2006.

Notes to Consolidated Financial Statements

Central Maine Power Company

Note 7. Jointly-Owned Generation Assets

CMP has ownership interests in four nuclear generating facilities in New England, which are accounted for under the equity method. Three of the facilities have permanently ceased operations, and one of the three has been decommissioned. CMP's estimated liability for decommissioning its various interests in the jointly-owned nuclear plants is $202 million in 2002 dollars. Its current share of these costs is recovered through electric rates.
	Maine Yankee	Yankee Atomic	Connecticut Yankee	Vermont Yankee
		($ Millions)
Ownership Share	38%	9.5%	6%	4%
Operating Status	Permanently shut down August 6, 1997	Decommissioning complete July 2000	Permanently shut down December 4, 1996	Operating
Location	Wiscasset, Maine	Rowe, Massachusetts	Haddam, Connecticut	Vernon, Vermont
2001 Energy, Capacity, Decommissioning and Other Costs	$23.5	-	$2.5	$6.5
Capacity Share	N/A	N/A	N/A	19 MW
Equity Interest at December 31, 2001	$23.7	-	$4.0	$2.1

Maine Yankee: In August 1997 the Board of Directors of Maine Yankee Atomic Power Company voted to permanently shut down and decommission the Maine Yankee plant. The plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning it.

Yankee Atomic: In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the owners decision to discontinue operation of the Yankee Atomic plant. CMP estimates that it will not incur any future costs for the shut down of Yankee Atomic.

Connecticut Yankee: In December 1996 the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down and decommission the Connecticut Yankee plant for economic reasons. The plant did not operate after July 22, 1996.

Vermont Yankee: The Vermont Yankee plant is an operating unit. On August 15, 2001, Vermont Yankee Nuclear Power Corporation reached an agreement to sell the Vermont Yankee nuclear power plant to Entergy Corporation. The transaction includes a power purchase agreement that calls for Entergy to provide all of the plant's electricity to the sellers

Notes to Consolidated Financial Statements

Central Maine Power Company

through 2012, the year the operating license for the plant expires. The sale is subject to the approval of the Public Service Board of Vermont, the NRC, the FERC and other regulatory authorities.

Millstone Unit No. 3: On March 31, 2001, CMP sold its 2.5% direct ownership interest in the Millstone Unit No. 3 nuclear unit. The net proceeds from the sale, $1.4 million including unfunded deferred taxes, were used to reduce a regulatory asset related to CMP's nonnuclear generating assets that were sold in April 1999. CMP contributed $1.3 million to the qualified nuclear trust fund, as part of the sale agreement, and is released from any liability for decommissioning the plant in the future.

Operating expenses: CMP is obligated to pay its proportionate share of the operating expenses, including fuel, depreciation, operation and maintenance expenses, and a return on invested capital, of each of the Yankee Companies referred to above for periods expiring at various dates to 2012. Pursuant to a joint ownership agreement, CMP was similarly obligated to pay its proportionate share of the operating costs of Millstone Unit No. 3, until it was sold in March 2001. CMP is also required to pay its share of the estimated decommissioning costs of each of the Yankee Companies, which are included in CMP's stranded costs for purposes of rate recovery.

Nuclear insurance: The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. The public liability limit for a nuclear incident is approximately $8.9 billion. Should losses stemming from a nuclear incident exceed the commercially available public liability insurance, each licensee of a nuclear facility would be liable for up to $84 million per incident, payable at a rate not to exceed $10 million per year. The $84 million assessment is subject to periodic inflation indexing and a 5% surcharge should funds prove insufficient to pay claims associated with a nuclear incident.

CMP's maximum liability for its interests in Vermont Yankee would be approximately $4 million per incident. The Price-Anderson Act also requires indemnification for precautionary evacuations whether or not a nuclear incident actually occurs.

In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities carry additional nuclear property damage insurance. Property insurance is obtained through the Nuclear Insurance Pools and Nuclear Electric Insurance Limited and other commercial sources.

Notes to Consolidated Financial Statements

Central Maine Power Company

Note 8. Environmental Liability

From time to time environmental laws, regulations and compliance programs may require changes in CMP's operations and facilities and may increase the cost of electric service.

The U.S. Environmental Protection Agency and various state environmental agencies, as appropriate, notified CMP that it is among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at six waste sites. The six sites do not include sites where gas was manufactured in the past, which are discussed below. With respect to the six sites, five sites are included in Maine's Uncontrolled Sites Program, one is included on the Massachusetts Non-Priority Confirmed Disposal Site list and three of the sites are also included on the National Priorities list.

Any liability may be joint and several for certain of those sites. CMP has recorded an estimated liability of $1 million related to the six sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to CMP.

CMP has a program to investigate and perform necessary remediation at its five sites where gas was manufactured in the past. Four sites are part of Maine's Voluntary Response Action Program and three of those four sites are part of Maine's Uncontrolled Sites Program.

CMP's estimate for all costs related to investigation and remediation of the five sites ranges from $1 million to $5 million at December 31, 2001. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected on CMP's consolidated balance sheets was $1 million at December 31, 2001 and 2000.

Note 9. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of some of CMP's financial instruments included on its consolidated balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.
December 31	2001	2001	2000	2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Thousands)
Various medium-term notes	$200,000	$205,438	$135,000	$137,720
Pollution-control notes and various long-term debt	$61,817	$64,159	$72,300	$79,691

Notes to Consolidated Financial Statements

Central Maine Power Company

The carrying amounts for cash and cash equivalents, notes payable and interest accrued approximate their estimated fair values.

Note 10. Accumulated Other Comprehensive Income
	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, January 1, 2001	-	-
Before-tax amount	$(3,629)	$(3,629)
Tax benefit	1,481	1,481
Balance, December 31, 2001	$(2,148)	$(2,148)

Note 11. Retirement Benefits
	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
		(Thousands)
Change in projected benefit obligation
Benefit obligation at January 1	$165,671	$145,429	$89,832	$73,476
Service cost	3,368	3,730	1,475	1,628
Interest cost	12,199	11,335	5,911	6,271
Plan amendments	2,546	1,800	(6,394)	-
Actuarial loss	5,771	11,858	17,017	14,535
Special termination benefits	2,551	-	-	-
Benefits paid	(9,611)	(8,481)	(6,000)	(6,078)
Projected benefit obligation at December 31	$182,495	$165,671	$101,841	$89,832
Change in plan assets
Fair value of plan assets at January 1	$166,232	$183,712	$12,991	$10,647
Actual return on plan assets	(5,782)	(10,247)	(906)	(654)
Employer contributions	434	1,248	9,000	9,076
Benefits paid	(9,611)	(8,481)	(6,000)	(6,078)
Fair value of plan assets at December 31	$151,273	$166,232	$15,085	$12,991
Funded status	$(31,222)	$561	$(86,756)	$(76,841)
Unrecognized net actuarial loss	58,592	31,509	25,831	7,033
Unrecognized prior service cost	2,516	-	(5,876)	-
Prepaid (accrued) benefit cost	$29,886	$32,070	$(66,801)	$(69,808)

Due to the merger with Energy East, under purchase accounting all unrecognized actuarial gain/loss, prior service cost and net transition asset/obligation were eliminated as of September 1, 2000.

Other comprehensive income decreased $2 million in 2001 as a result of a change in additional minimum pension liability.

Notes to Consolidated Financial Statements

Central Maine Power Company
	Pension Benefits 2001 2000		Postretirement Benefits 2001 2000
Weighted-average assumptions as of December 31
Discount rate	7.0%	7.25%	7.0%	7.25%
Expected return on plan assets	9.0%	9.0%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

CMP assumed a 12% annual rate of increase in the costs of covered health care benefits for 2001 that gradually decreases to 5% by the year 2005.
	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
			(Thousands)
Components of net periodic benefit cost
Service cost	$3,368	$3,730	$4,534	$1,475	$1,628	$1,937
Interest cost	12,199	11,335	10,653	5,911	6,271	5,554
Expected return on plan assets	(15,675)	(14,165)	(12,498)	(1,105)	(986)	(655)
Amortization of prior service cost	29	207	255	(517)	-	-
Recognized net actuarial (gain) loss	164	(1,065)	(283)	-	(73)	(79)
Amortization of transition (asset) obligation	-	(163)	(244)	-	2,112	3,348
Special termination benefit charge	2,551	-	7,224	-	-	5,674
Gain/loss recognition due to curtailment (credit)	-	-	(4,763)	-	-	-
Curtailment and special termination deferred	-	-	1,004		-	(5,099)
Adjustment to plan	(18)	18	-	-	283	-
Net periodic benefit cost	$2,618	$(103)	$5,882	$5,764	$9,235	$10,680

In 2000 the net periodic benefit cost for pension benefits of $(103,000) includes $(127,000) from acquisition and $24,000 to acquisition; and the net periodic benefit cost for postretirement benefits of $9,235,000 includes $2,582,000 from acquisition and $6,653,000 to acquisition.

The sale of CMP's generation assets in 1999 resulted in a curtailment gain and a settlement gain, which were the result of the termination of certain generation employees. The curtailment gain reduced the expected years of future service under the pension benefit plan and the settlement gain reduced the postretirement benefit obligation.

The net periodic benefit cost for postretirement benefits represents the cost CMP charged to expense for providing health care benefits to retirees and their eligible dependents. The amount of postretirement benefit cost deferred was $42 million as of December 31, 2001, and $45 million as of December 31, 2000. The transition obligation for postretirement benefits is being amortized over a period of 20 years. CMP expects to recover any deferred postretirement costs related to the transition obligation by 2012.

Notes to Consolidated Financial Statements

Central Maine Power Company

A 1% increase or decrease in the health care cost inflation rate from assumed rates would have the following effects:
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1 million	$(1 million)
Effect on postretirement benefit obligation	$9 million	$(8 million)

Note 12. Segment Information

Selected financial information for CMP's business segments is presented in the table below. CMP's electric delivery business, which it conducts in the State of Maine, consists of its transmission and distribution operations. All Operating Revenues; Depreciation and Amortization; Operating Income; Interest Charges, Net; Income Taxes and Earnings Available for Common Stock relate to CMP's electric delivery business. Other consists of CMP's corporate assets.
	Electric Delivery	Other	Total
		(Thousands)
2001
Total Assets	$1,857,157	$8,643	$1,865,800
Capital Spending	$46,182	$91	$46,273
2000
Total Assets	$1,919,630	$9,167	$1,928,797
Capital Spending - From Acquisition - To Acquisition	$22,989 $55,778	$43 $248	$23,032 $56,026
1999
Total Assets	$1,937,716	$9,041	$1,946,757
Capital Spending	$65,090	$7	$65,097

Note 13. Quarterly Financial Information (Unaudited)
Quarter Ended	March 31	June 30	September 30	December 31
2001	(Thousands)
Operating Revenues	$230,161	$192,472	$200,229	$192,188
Operating Income	$43,955	$10,513	$24,082	$35,194
Net Income	$22,246	$3,775	$11,275	$17,144
Earnings Available for Common Stock	$21,885	$3,414	$10,914	$16,785
2000	Predecessor - To Acquisition	From Acquisition
Operating Revenues	$263,341	$192,558	$157,576	$62,465	$215,053
Operating Income (Loss)	$55,729	$(9,791)	$4,090	$5,997	$40,042
Net Income (Loss)	$33,768	$(5,543)	$1,653	$4,306	$19,345
Earnings (Loss) Available for Common Stock	$33,209	$(6,102)	$1,281	$4,120	$18,984

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder and Directors of
Central Maine Power Company and Subsidiaries
Augusta, Maine

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 107 present fairly, in all material respects, the financial position of Central Maine Power Company and its subsidiaries ("CMP") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 107 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of CMP's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
January 25, 2002

CENTRAL MAINE POWER COMPANY

SCHEDULE II - Consolidated Valuation and Qualifying Accounts
(Thousands)

Years Ended December 31, 2001, 2000 and 1999
Classification	Beginning of Year	Additions	Write-offs (a)	Adjustments	End of Year
2001
Allowance for Doubtful Accounts - Accounts Receivable	$2,874	$3,383	$(3,629)	$226	$2,854
2000
Allowance for Doubtful Accounts - Accounts Receivable	$2,904	$4,516(b)	$(4,546)	-	$2,874
1999
Allowance for Doubtful Accounts - Accounts Receivable	$3,136	$3,576	$(3,808)	-	$2,904

(a)  Uncollectible accounts charged against the allowance, net of recoveries.
(b)  Includes $1,842 from acquisition and $2,674 to acquisition.

Selected Financial Data

New York State Electric & Gas Corporation
	2001	2000		1999		1998	1997
	(Thousands, except per share amounts)
Operating Revenues	$2,037,874	$2,123,024		$2,094,040		$2,012,757	$2,129,989
Depreciation and amortization	$101,083	$109,484		$616,244	(2)	$145,119	$198,942
Other taxes	$128,186	$126,846		$166,215		$186,799	$205,974
Interest Charges, Net	$103,624	$103,279		$128,063		$123,144	$123,199
Income Before Extraordinary Item	$194,807	$221,240		$223,700		$213,798	$184,553
Extraordinary Loss, Net of Tax	-	$1,645		$17,566		-	-
Net Income	$194,807	$219,595	(1)	$206,134	(3)	$213,798	$184,553	(4)
Capital Spending	$74,290	$78,869		$69,249		$126,704	$129,551
Total Assets	$3,014,423	$2,952,985		$2,948,150		$3,732,885	$5,044,914
Long-term Obligations, Capital Leases and Redeemable Preferred Stock	$1,039,135	$1,189,249		$1,210,474		$1,437,157	$1,475,224

Reclassifications: Certain amounts included in Selected Financial Data have been reclassified to conform with the 2001 presentation.
(1) Includes the effect of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets that increased net income by $8 million.
(2) Depreciation and amortization includes accelerated amortization of NMP2 related to the sale of an affiliate's coal-fired generation assets, authorized by the NYPSC. (See Item 8 - Note 7 to NYSEG's Financial Statements.)
(3) Includes the effect of the extraordinary loss from the early retirement of debt that decreased net income by $18 million and the writeoff of NMP2 net of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets that decreased net income by $5 million.
(4) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million.

Management's discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources

Electric Delivery Business

NYSEG's principal electric business is transmitting and distributing electricity. It also generates electricity from its several hydroelectric and two internal combustion stations.

Sale of Nine Mile Point 2: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Independent System Operator (ISO): See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Regional Transmission Organization: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Transmission Planning and Expansion: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Electric Transmission Rates: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

NYSEG Electric Rate Settlement: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

New York State Energy Taxes: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

Nonutility Generation: See Energy East Corporation's Item 7, Electric Delivery Business, for the discussion of this item.

NYSEG expensed approximately $368 million for NUG power in 2001. It estimates that its purchases will total $385 million in 2002, $397 million in 2003, $419 million in 2004, $423 million in 2005 and $414 million in 2006. NYSEG continues to seek ways to provide relief to its customers from above-market NUG contracts that state regulations ordered it to sign, and which averaged 8.54 cents per kilowatt-hour for 2001. Recovery of these NUG costs is provided for in NYSEG's current regulatory plan. (See Item 8 - Note 6 to NYSEG's Financial Statements.)

Natural Gas Delivery Business

NYSEG's natural gas delivery business consists of transporting, storing and distributing natural gas.

Natural Gas Supply Alliance: See Energy East Corporation's Item 7, Natural Gas Delivery Business, for the discussion of this item.

NYSEG Natural Gas Rate Filings: See Energy East Corporation's Item 7, Natural Gas Delivery Business, for the discussion of this item.

NYPSC Collaborative on End State of Energy Competition: See Energy East Corporation's Item 7, Natural Gas Delivery Business, for the discussion of this item.

Other Matters

Accounting Issues

Statement 71: See Energy East Corporation's Item 7, Other Matters, Accounting Issues, Statement 71 for the discussion of this item.

Statements 141 and 142: See Energy East Corporation's Item 7, Other Matters, Accounting Issues, Statements 141 and 142 for the discussion of this item. (See Item 8 - Note 1 to NYSEG's Financial Statements.)

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Investing and Financing Activities

NYSEG's financial strength provides the flexibility required to compete in the developing competitive energy market.

Investing Activities: Capital spending, including nuclear fuel, totaled $74 million in 2001, $79 million in 2000 and $69 million in 1999. Capital spending in all three years was financed with internally generated funds and was primarily for necessary improvements to existing facilities, compliance with environmental requirements and the extension of energy delivery service.

Capital spending is projected to be $104 million in 2002. It is expected to be paid for with internally generated funds and will be primarily for the same purposes described above. (See Item 8 - Note 6 to NYSEG's Financial Statements.)

Financing Activities: In August 2001 Energy East provided a $100 million equity contribution to NYSEG. The contribution was used by NYSEG to help repay $152 million in debt in connection with the termination of its sale of accounts receivable program.

NYSEG also has a revolving credit agreement with certain banks that provides for borrowing up to $200 million through December 31, 2002. There were no amounts outstanding under this agreement during 2001 or 2000.

NYSEG uses short-term, unsecured notes to finance certain refundings and for other corporate purposes. NYSEG had no short-term debt outstanding at December 31, 2001, and $123 million outstanding at December 31, 2000. The weighted-average interest rate on short-term debt was 7.6% at December 31, 2000.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Results of Operations
	2001	2000	1999	2001 over 2000 Change	2000 over 1999 Change
		(Thousands)
Operating Revenues	$2,037,874	$2,123,024	$2,094,040	(4%)	1%
Operating Income	$448,525	$468,972	$605,655	(4%)	(23%)
Income Before Extraordinary Item	$194,807	$221,240	$223,700	(12%)	(1%)
Extraordinary Loss, Net of Tax	-	$1,645	$17,566	(100%)	(91%)
Earnings Available for Common Stock	$194,411	$219,199	$203,428	(11%)	8%

Earnings

Earnings for 2001 decreased $17 million, excluding a nonrecurring benefit in 2000 from the sale of an affiliate's coal-fired generation assets. The decrease is primarily due to lower electric transmission revenues, higher prices of natural gas purchased and lower retail natural gas deliveries because of warmer weather in 2001. Those decreases were partially offset by cost control efforts.

Earnings for 2000 decreased $25 million, excluding the nonrecurring benefits in 2000 and 1999 from the sale of an affiliate's coal-fired generation assets net of the NMP2 writeoff and after excluding the extraordinary losses related to the early retirement of debt. The decrease was primarily due to higher costs of energy due to higher market prices, lower retail electricity prices and higher than anticipated ancillary services costs associated with the NYISO. Those decreases were partially offset by higher retail deliveries, cost control efforts and transmission revenues.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Operating Results for the Electric Delivery Business
	2001	2000	1999	2001 over 2000 Change	2000 over 1999 Change
		(Thousands)
Deliveries - Megawatt-hours Retail Wholesale	13,955 2,714	13,953 4,988	13,843 5,522	- (46%)	1% (10%)
Operating Revenues	$1,689,464	$1,746,138	$1,763,191	(3%)	(1%)
Operating Expenses	$1,249,775	$1,309,337	$1,221,694	(5%)	7%
Operating Income	$439,689	$436,801	$541,497	1%	(19%)

Operating Revenues: Operating revenues decreased $57 million in 2001 due to lower wholesale deliveries and lower transmission revenues.

Operating revenues for 2000 decreased due to lower retail prices primarily due to the retail access program and lower wholesale sales. That decrease was partially offset by transmission revenues and higher retail deliveries due to colder weather in 2000.

Operating Expenses: Operating expenses for 2001 decreased $47 million, excluding the effect of the sale of the company's share of NMP2, due to lower purchased power costs primarily due to lower wholesale deliveries and cost control efforts.

Operating expenses decreased in 2000, excluding a nonrecurring benefit in 1999 from the sale of an affiliate's coal-fired generation assets net of the writeoff of NMP2. That decrease was due to reduced purchased power requirements due to the retail access program, a reduction in amortization of NMP2 and cost control efforts. Those decreases were partially offset by higher purchase costs of electricity primarily due to higher market prices and higher than anticipated ancillary services costs associated with the NYISO.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Operating Results for the Natural Gas Delivery Business
	2001	2000	1999	2001 over 2000 Change	2000 over 1999 Change
		(Thousands)
Deliveries - Dekatherms Retail Wholesale	56,503 6,134	62,102 7,236	59,249 8,617	(9%) (15%)	5% (16%)
Operating Revenues	$348,410	$376,886	$330,849	(8%)	14%
Operating Expenses	$339,574	$344,715	$266,691	(1%)	29%
Operating Income	$8,836	$32,171	$64,158	(73%)	(50%)

Operating Revenues: The $28 million decrease in revenues for 2001 is primarily due to lower deliveries because of warmer winter weather and lower natural gas prices for wholesale sales, partially offset by gas cost recovery from nonresidential deliveries.

Operating revenues for 2000 increased primarily due to recovery of increased gas costs for nonresidential deliveries and higher retail deliveries due to colder weather in 2000.

Operating Expenses: Operating expenses in 2001 decreased $5 million primarily due to lower natural gas deliveries and cost control efforts, partially offset by increases in the price of natural gas.

Operating expenses increased in 2000 primarily due to an increase in retail purchased gas costs caused by higher market prices and higher retail deliveries.

New York State Electric & Gas Corporation
Balance Sheets
December 31	2001	2000
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$21,617	$17,618
Special deposits	1,432	21,440
Accounts receivable, net	292,687	200,846
Note receivable, current	12,126	-
Fuel, at average cost	32,094	28,677
Materials and supplies, at average cost	7,027	7,395
Accumulated deferred income tax benefits, net	3,930	3,943
Prepayments	26,421	27,893
Total Current Assets	397,334	307,812
Utility Plant, at Original Cost
Electric	2,562,194	3,391,619
Natural gas	654,224	635,563
Common	132,928	140,020
	3,349,346	4,167,202
Less accumulated depreciation	1,341,964	2,116,787
Net Utility Plant in Service	2,007,382	2,050,415
Construction work in progress	22,885	25,006
Total Utility Plant	2,030,267	2,075,421
Other Property and Investments, Net	43,242	76,737
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	12,984	44,610
Unamortized loss on debt reacquisitions	42,959	46,791
Demand-side management program costs	4,083	28,366
Environmental remediation costs	53,167	58,200
Other	17,917	30,386
Total regulatory assets	131,110	208,353
Other assets
Goodwill, net	11,199	11,582
Prepaid pension benefits	334,769	250,826
Note receivable	47,553	-
Other	18,949	22,254
Total other assets	412,470	284,662
Total Regulatory and Other Assets	543,580	493,015
Total Assets	$3,014,423	$2,952,985

The notes on pages 91 through 103 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets
December 31	2001	2000
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$150,873	$1,088
Notes payable	-	123,000
Accounts payable and accrued liabilities	109,476	160,654
Interest accrued	15,967	15,925
Taxes accrued	7,499	9,006
Other	65,268	71,510
Total Current Liabilities	349,083	381,183
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	17,308	69,154
Gain on sale of generation assets	60,476	-
Other	29,810	16,975
Total regulatory liabilities	107,594	86,129
Other liabilities
Deferred income taxes	310,456	287,560
Other postretirement benefits	187,916	183,666
Environmental remediation costs	76,100	77,500
Derivative liabilities	27,675	-
Other	57,451	100,148
Total other liabilities	659,598	648,874
Total Regulatory and Other Liabilities	767,192	735,003
Long-term debt	1,039,135	1,189,249
Total Liabilities	2,155,410	2,305,435
Commitments	-	-
Preferred Stock Preferred stock redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock ($6.66 2/3 par value, 90,000 shares authorized and 64,508 shares outstanding at December 31, 2001 and 2000)	430,057	430,057
Capital in excess of par value	270,835	170,678
Retained earnings	164,197	35,329
Accumulated other comprehensive income (loss)	(16,235)	1,327
Total Common Stock Equity	848,854	637,391
Total Liabilities and Stockholder's Equity	$3,014,423	$2,952,985

The notes on pages 91 through 103 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Income
Year Ended December 31	2001	2000	1999
		(Thousands)
Operating Revenues
Electric	$1,689,464	$1,746,138	$1,763,191
Natural Gas	348,410	376,886	330,849
Total Operating Revenues	2,037,874	2,123,024	2,094,040
Operating Expenses
Electricity purchased and fuel used in generation	801,877	830,008	808,019
Natural gas purchased	247,156	243,482	163,207
Other operating expenses	237,513	256,772	262,045
Maintenance	85,814	87,460	74,695
Depreciation and amortization	101,083	109,484	616,244
Other taxes	128,186	126,846	166,215
Gain on sale of generation assets	(84,083)	-	(674,572)
Deferral of asset sale gain	71,803	-	-
Writeoff of Nine Mile Point 2	-	-	72,532
Total Operating Expenses	1,589,349	1,654,052	1,488,385
Operating Income	448,525	468,972	605,655
Other (Income) and Deductions	(5,602)	4,028	(369)
Interest Charges, Net	103,624	103,279	128,063
Income Before Income Taxes	350,503	361,665	477,961
Income Taxes	155,696	140,425	254,261
Income Before Extraordinary Item	194,807	221,240	223,700
Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Benefit of $1,121 for 2000 and $9,458 for 1999	-	1,645	17,566
Net Income	194,807	219,595	206,134
Preferred Stock Dividends	396	396	2,706
Earnings Available for Common Stock	$194,411	$219,199	$203,428

The notes on pages 91 through 103 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Cash Flows
Year Ended December 31	2001	2000	1999
		(Thousands)
Operating Activities
Net income	$194,807	$219,595	$206,134
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	101,083	109,484	616,244
Income taxes and investment tax credits deferred, net	14,933	1,257	126,084
Gain on sale of generation assets	(84,083)	-	(674,572)
Deferral of asset sale gain	71,803	-	-
Writeoff of Nine Mile Point 2	-	-	72,532
Pension income	(71,855)	(64,854)	(77,559)
Extraordinary loss, net of tax	-	1,645	17,566
Changes in current operating assets and liabilities
Accounts receivable	60,159	(61,745)	(25,548)
Sale of accounts receivable program	(152,000)	-	-
Loan receivable, affiliated company	-	17,789	116,654
Note receivable, current	(12,126)	-	-
Inventory	(3,049)	(11,948)	4,368
Prepayments	1,472	4,719	(1,428)
Accounts payable and accrued liabilities	(51,178)	30,373	28,770
Interest accrued	42	(610)	(3,022)
Taxes accrued	(1,507)	(5,726)	14,031
Other current liabilities	(6,242)	4,815	(24,481)
Other, net	21,381	26,412	22,887
Net Cash Provided by Operating Activities	83,640	271,206	418,660
Investing Activities
Sale of generation assets	59,441	-	494,146
Utility plant additions	(79,885)	(81,386)	(69,249)
Other property and investments	5,658	3,000	-
Other	24,084	(13,067)	2,560
Net Cash Provided by (Used in) Investing Activities	9,298	(91,453)	427,457
Financing Activities
Equity contribution from parent	100,000	-	-
Capital distribution to parent	-	-	(289,000)
Repayments of first mortgage bonds and preferred stock, including net premiums	-	(25,392)	(329,719)
Notes payable, net	(123,000)	(40,240)	84,940
Dividends on common and preferred stock	(65,939)	(210,997)	(209,993)
Net Cash Used in Financing Activities	(88,939)	(276,629)	(743,772)
Net Increase (Decrease) in Cash and Cash Equivalents	3,999	(96,876)	102,345
Cash and Cash Equivalents, Beginning of Year	17,618	114,494	12,149
Cash and Cash Equivalents, End of Year	$21,617	$17,618	$114,494

The notes on pages 91 through 103 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Changes in Common Stock Equity
(Thousands)	Common Stock Outstanding $6.66 2/3 Par Value Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 1999	64,508	$430,057	$430,329	$58,876	-	$919,262
Net income				206,134		206,134
Cash dividends declared
Preferred stock (at serial rates)
Redeemable - optional - mandatory				(1,131) (1,575)		(1,131) (1,575)
Common Stock				(206,980)		(206,980)
Capital distribution to parent			(260,407)	(28,593)		(289,000)
Amortization of capital stock issue expense			756			756
Balance, December 31, 1999	64,508	430,057	170,678	26,731	-	627,466
Net income				219,595		219,595
Other comprehensive income, net of tax					$1,327	1,327
Comprehensive income						220,922
Cash dividends declared
Preferred stock (at serial rates)
Redeemable - optional				(396)		(396)
Common Stock				(210,601)		(210,601)
Balance, December 31, 2000	64,508	430,057	170,678	35,329	1,327	637,391
Net income				194,807		194,807
Other comprehensive income (loss), net of tax					(17,562)	(17,562)
Comprehensive income						177,245
Equity contribution from parent			100,000			100,000
Cash dividends declared
Preferred stock (at serial rates)
Redeemable - optional				(396)		(396)
Common Stock				(65,543)		(65,543)
Amortization of capital stock issue expense			157			157
Balance, December 31, 2001	64,508	$430,057	$270,835	$164,197	$(16,235)	$848,854

The notes on pages 91 through 103 are an integral part of the financial statements.

Notes to Financial Statements

New York State Electric & Gas Corporation

Note 1. Significant Accounting Policies

Accounts receivable: Accounts receivable on the balance sheets are shown net of an allowance for doubtful accounts of $6 million at December 31, 2001 and 2000. Bad debt expense was $14 million in 2001, $13 million in 2000 and $12 million in 1999.

In August 2001 NYSEG terminated its agreement to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allowed NYSEG to receive up to $152 million from the sale of such interests. At December 31, 2000, accounts receivable on the balance sheets is shown net of $152 million of interests in accounts receivable sold. All fees related to the sale of accounts receivable through March 31, 2001, are included in other income and deductions on the statements of income and amounted to approximately $2 million in 2001, $10 million in 2000 and $9 million in 1999. Fees related to the agreement beginning April 1, 2001, which were approximately $3 million, are included in interest expense on the statements of income.

Statements of cash flows: NYSEG considers all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the balance sheets.
Supplemental Disclosure of Cash Flows Information	2001	2000	1999
Cash paid during the year ended December 31:	(Thousands)
Interest, net of amounts capitalized	$98,654	$98,169	$118,282
Income taxes (2001 includes $15,081 and 1999 includes $548,201 related to gains on sales of generation assets)	$132,942	$153,406	$646,715

Depreciation and amortization: NYSEG determines depreciation expense using straight-line rates, based on the average service lives of groups of depreciable property in service. NYSEG's depreciation accruals were equivalent to 2.9% of average depreciable property for 2001, 3.1% for 2000 and 3.4% for 1999. Amortization expense includes the amortization of certain regulatory assets and the accelerated amortization of NMP2 in 1999 as authorized by the NYPSC. (See Note 7. Sale of Affiliate's Coal-Fired Generation Assets.)

Estimates: Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill: The excess of the cost over fair value of net assets of purchased businesses is recorded as goodwill and was amortized on a straight-line basis over 40 years through December 31, 2001. NYSEG evaluates the carrying value of goodwill for impairment at least annually and on an interim basis if there are indications that goodwill might be impaired. Any impairments would be recognized when the fair value of goodwill is less than its carrying value. (See Statements 141 and 142, below.)

Notes to Financial Statements

New York State Electric & Gas Corporation

Income taxes: Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated lives of the related assets.

Reclassifications: Certain amounts have been reclassified on the financial statements to conform with the 2001 presentation.

Regulatory assets and liabilities: Pursuant to Statement 71, NYSEG capitalizes, as regulatory assets, incurred costs that are probable of recovery in future electric and natural gas rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt reacquisitions is amortized over the lives of the related debt issues. Demand-side management program costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with NYSEG's current rate plans. NYSEG earns a return on all regulatory assets for which funds have been spent.

Revenue recognition: NYSEG recognizes revenues upon delivery of energy and energy-related products and services to its customers.

Risk management: NYSEG uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow NYSEG to fix margins on sales of natural gas generally expected to occur in 2002. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. At December 31, 2001, NYSEG held natural gas futures and options contracts for nine million dekatherms of natural gas, at an average price of $3.39 per dekatherm, through June 2003.

NYSEG uses electricity contracts, both physical and financial, to manage against fluctuations in the cost of electricity. The contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. At December 31, 2001, NYSEG held financial contracts for 4.7 million megawatt-hours, at an average price of $29.52 per megawatt-hour, through April 2003.

NYSEG uses interest rate swap agreements to manage the risk of increases in variable interest rates and to maintain desired fixed-to-floating rate ratios. It records amounts paid and received under the agreements as adjustments to the interest expense of the specific debt issues.

NYSEG does not hold or issue financial instruments for trading or speculative purposes.

In accordance with the FASB's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), NYSEG recognizes the

Notes to Financial Statements

New York State Electric & Gas Corporation

fair value of its natural gas options, futures, financial electricity contracts and interest rate agreements as assets or liabilities on its balance sheets. NYSEG's liability at December 31, 2001, was $30 million. All of these arrangements are designated as cash flow hedging instruments. Changes in the fair value of the cash flow hedging instruments are recognized in other comprehensive income until the underlying transaction occurs. When the underlying transaction occurs, the amounts in accumulated other comprehensive income are reported in the statements of income.

As of December 31, 2001, the maximum length of time over which NYSEG is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months. NYSEG estimates that losses of $17 million will be reclassified from accumulated other comprehensive income into earnings in 2002, as the underlying transactions occur.

NYSEG has commodity purchase and sales contracts for both capacity and energy that have been designated and qualify for the normal purchase and sale exception in Statement 138.

Statements 141 and 142: The FASB issued Statement 141 and Statement 142 in July 2001. Statement 141 requires that all business combinations be accounted for using the purchase method of accounting. Use of the pooling-of-interests method of accounting for business combinations is prohibited. Statement 141 also addresses the initial recognition and measurement of goodwill and other intangible assets. The provisions of Statement 141 apply to all business combinations that are initiated after June 30, 2001, and to all business combinations accounted for by the purchase method of accounting that are completed after June 30, 2001. Transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method of accounting, may require companies to reclassify certain intangible assets and/or goodwill.

Statement 142 requires that goodwill no longer be amortized, but instead be tested at least annually for impairment using a two-step impairment test. The first step of the goodwill impairment test identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value is greater than the carrying value, then goodwill is not impaired and the second step is not necessary. The second step of the goodwill impairment test is performed if the carrying amount of a reporting unit is greater than its fair value. If the carrying amount of a reporting unit's goodwill is greater than the implied fair value of its goodwill, the excess is to be recognized as an impairment loss.

Statement 142 also requires that a recognized intangible asset with a finite life be amortized over its useful life and be reviewed for impairment, and that a recognized intangible asset with an indefinite life not be amortized until its life is determined to be no longer indefinite. A recognized intangible asset that is not amortized is to be tested for impairment annually, or more frequently if circumstances indicate an asset might be impaired. If the carrying amount of an intangible asset is greater than its fair value, the excess is to be recognized as an impairment loss. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001.

NYSEG adopted Statements 141 and 142 as of January 1, 2002, which had the following effects: goodwill valued at an estimated $11 million is no longer being amortized and the expected annual decrease in amortization expense for goodwill is $400,000. Management is still

Notes to Financial Statements

New York State Electric & Gas Corporation

evaluating the additional effects that the adoptions may have, including the possible reclassification of goodwill and/or intangible assets and the need to recognize any transition or impairment losses.

Utility plant: NYSEG charges repairs and minor replacements to operating expense accounts, and capitalizes renewals and betterments, including certain indirect costs. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Note 2. Income Taxes
Year Ended December 31	2001	2000	1999
		(Thousands)
Current	$140,764	$138,804	$124,268
Deferred, net Accelerated depreciation	10,036	(5,000)	151,698
Pension benefits	28,917	24,316	37,311
Statement 106 postretirement benefits	(3,479)	(11,417)	(6,618)
Demand-side management	(8,499)	(8,335)	(4,300)
Miscellaneous	(11,221)	2,597	(24,965)
ITC	(822)	(1,661)	(32,591)
Total	155,696	139,304	244,803
Less amount classified as extraordinary item	-	(1,121)	(9,458)
Total Before Extraordinary Item	$155,696	$140,425	$254,261

NYSEG's effective tax rate differed from the statutory rate of 35% due to the following:
Year Ended December 31	2001	2000	1999
		(Thousands)
Tax expense at statutory rate	$122,676	$125,615	$157,826
Depreciation and amortization not normalized	15,182	4,408	93,756
ITC amortization	(822)	(1,661)	(27,323)
State taxes, net of federal benefit	16,526	19,172	10,241
Other, net	2,134	(8,230)	10,303
Total	155,696	139,304	244,803
Less amount classified as extraordinary item	-	(1,121)	(9,458)
Total Before Extraordinary Item	$155,696	$140,425	$254,261

In 1999 depreciation not normalized and ITC amortization included the result of the sale of an affiliate's coal-fired generation assets and the writeoff of NMP2. (See Note 7. Sale of Affiliate's Coal-Fired Generation Assets and Note 8. Nuclear Generation Assets.)

Notes to Financial Statements

New York State Electric & Gas Corporation

NYSEG's deferred tax assets and liabilities consisted of the following:
December 31	2001	2000
	(Thousands)
Current Deferred Tax Assets	$3,930	$3,943
Noncurrent Deferred Tax Liabilities
Depreciation	$300,325	$280,347
Unfunded future income taxes	7,599	18,848
Accumulated deferred ITC	15,590	15,898
Deferred gain on generation plant sale	(30,843)	-
Pension benefits	106,732	75,837
Statement 106 retirement benefits	(53,454)	(49,975)
Other	(18,185)	15,759
Total Noncurrent Deferred Tax Liabilities	327,764	356,714
Less amounts classified as regulatory liabilities
Deferred income taxes	17,308	69,154
Noncurrent Deferred Income Taxes	$310,456	$287,560

Note 3. Long-term Debt

At December 31, 2001 and 2000, NYSEG's long-term debt was:
	Maturity Dates	Interest Rates	Amount 2001 2000
			(Thousands)
First mortgage bonds (1)	2002 to 2023	6 3/4% to 9 7/8%	$571,340	$571,340
Pollution control notes - fixed	2006 to 2034	5.70% to 6.15%	306,000	306,000
Pollution control notes - variable	2015 to 2029	1.75% to 4.26%	307,000	307,000
Obligations under capital leases			9,396	10,203
Unamortized premium and discount on debt, net			(3,728)	(4,206)
			1,190,008	1,190,337
Less debt due within one year - included in current liabilities			150,873	1,088
Total			$1,039,135	$1,189,249

At December 31, 2001, long-term debt and capital lease payments (in thousands) that will become due during the next five years are:
2002	2003	2004	2005	2006
$150,873	$576	$578	$559	$37,626

(1) NYSEG's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of its utility plant. NYSEG's after-tax extraordinary losses on early extinguishment of debt were $2 million in 2000 and $18 million in 1999.

Notes to Financial Statements

New York State Electric & Gas Corporation

Note 4. Bank Loans and Other Borrowings

NYSEG uses short-term, unsecured notes to finance certain refundings and for other corporate purposes. The weighted-average interest rate on short-term debt was 7.6% at December 31, 2000.

NYSEG has a revolving credit agreement with certain banks that provides for borrowing up to $200 million through December 31, 2002. The revolving credit agreement does not require compensating balances. NYSEG had no outstanding loans under this agreement at December 31, 2001 and 2000. At NYSEG's option, the interest rate on borrowings is related to the prime rate, the London Interbank Offered Rate or the interest rate applicable to certain certificates of deposit. The agreement provides for payment of a commitment fee, which was .125% at December 31, 2001 and 2000.

Note 5. Preferred Stock

At December 31, 2001 and 2000, NYSEG's serial cumulative preferred stock was:
Series	Par Value Per Share	Redemption Price Per Share	Shares Authorized and Outstanding(1)	Amount 2001 2000
				(Thousands)
Redeemable solely at the option of the company:
3.75%	$100	$104.00	78,379	$7,838	$7,838
4 1/2% (1949)	100	103.75	11,800	1,180	1,180
4.40%	100	102.00	7,093	709	709
4.15% (1954)	100	102.00	4,317	432	432
Total				$10,159	$10,159

(1) At December 31, 2001, NYSEG had 2,353,411 shares of $100 par value preferred stock, 10,800,000 shares of $25 par value preferred stock and 1,000,000 shares of $100 par value preference stock authorized but unissued.

NYSEG redeemed or purchased the following amounts of preferred stock during the period 1999 through 2001:

Date	Series	Amount
February 1, 1999	7.40%	$25 million*
April 1, 1999	3.75%	$7.2 million**
April 1, 1999	4 1/2% (1949)	$2.8 million**
April 1, 1999	4.15%	$1.4 million**
April 1, 1999	4.40%	$4.8 million**
April 1, 1999	4.15% (1954)	$3.1 million**
December 10, 1999	6.30%	$25 million*

* Redeemed    ** Purchased at a discount

Notes to Financial Statements

New York State Electric & Gas Corporation

Note 6. Commitments

Capital spending: NYSEG has commitments in connection with its capital spending program. Capital spending is projected to be $104 million in 2002 and is expected to be paid for with internally generated funds. The program is subject to periodic review and revision. NYSEG's capital spending will be primarily for necessary improvements to existing facilities, compliance with environmental requirements and the extension of energy delivery service.

Nonutility generator power purchase contracts: NYSEG expensed approximately $368 million for NUG power in 2001, $358 million in 2000 and $354 million in 1999. NYSEG estimates that its purchases will total $385 million in 2002, $397 million in 2003, $419 million in 2004, $423 million in 2005 and $414 million in 2006.

Note 7. Sale of Affiliate's Coal-Fired Generation Assets

An affiliate completed the sale of its Homer City generation assets to Edison Mission Energy in March 1999, and the sale of its remaining coal-fired generation assets to The AES Corporation in May 1999 for a total of $1.85 billion. The proceeds from the sale of those assets - net of taxes and transaction costs - in excess of the net book value of the generation assets, less funded deferred taxes, were used to write down NYSEG's 18% investment in NMP2 by $380 million. This treatment is in accordance with NYSEG's restructuring plan approved by the NYPSC in January 1998. NYSEG wrote down its investment by an additional $106 million due to the required writeoff of funded deferred taxes related to NMP2. These writedowns are reflected in depreciation and amortization on NYSEG's 1999 statement of income. (See Note 8. Nuclear Generation Assets.)

Note 8. Nuclear Generation Assets

NYSEG had an 18% interest in the output and costs of NMP2 before it was sold. NYSEG's 18% share of NMP2's operating expenses until it was sold is included in various categories on the statements of income.

Sale of Nine Mile Point 2: On November 7, 2001, after receiving all regulatory approvals, NYSEG sold its 18% interest in NMP2 to Constellation Nuclear. For its share of NMP2, NYSEG received at closing $59 million in cash and a $59 million 11% promissory note, which will be paid in five annual payments unless it is prepaid.

On September 28, 2001, NYSEG and the Staff of the NYPSC reached agreement on a joint settlement with respect to the regulatory and ratemaking aspects of the sale of NYSEG's interest in NMP2. On October 26, 2001, the NYPSC issued an order approving the sale, which provided for an asset sale gain account of approximately $110 million to be established at the time of closing. Disposition of the asset sale gain is addressed under the settlement the company reached on January 15, 2002, with the NYPSC Staff and other parties on a joint proposal for a new five-year NYSEG electric rate plan and approval of Energy East's merger with RGS Energy.

Notes to Financial Statements

New York State Electric & Gas Corporation

NYSEG's pre-existing decommissioning funds were transferred to Constellation, which has taken responsibility for all future decommissioning funding.

In 1999 the majority of NYSEG's investment in NMP2 was recovered through a gain on the sale of an affiliate's coal-fired generation assets. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 9. Environmental Liability

From time to time environmental laws, regulations and compliance programs may require changes in NYSEG's operations and facilities and may increase the cost of electric and natural gas service.

The U.S. Environmental Protection Agency and the New York State Department of Environmental Conservation (NYSDEC), as appropriate, notified NYSEG that it is among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at nine waste sites, not including its sites where gas was manufactured in the past, which are discussed below. With respect to the nine sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites and three of the sites are also included on the National Priorities list.

Any liability may be joint and several for certain of those sites. NYSEG has recorded an estimated liability of $1 million related to seven of the nine sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to NYSEG.

NYSEG has a program to investigate and perform necessary remediation at its sites where gas was manufactured in the past. In 1994 and 1996 NYSEG entered into Orders on Consent with the NYSDEC. These Orders require NYSEG to investigate and, where necessary, remediate 34 of its 38 sites. Eight sites are included in the New York State Registry.

NYSEG's estimate for all costs related to investigation and remediation of the 38 sites ranges from $76 million to $173 million at December 31, 2001. That estimate is based on both known and potential site conditions and multiple remediation alternatives for each of the sites. The estimate has not been discounted and is based on costs in 1996 dollars that NYSEG expects to incur through the year 2017. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected on NYSEG's balance sheets was $76 million at December 31, 2001, and $77 million at December 31, 2000. NYSEG recorded a corresponding regulatory asset, net of insurance recoveries, since it expects to recover the net costs in rates.

Notes to Financial Statements

New York State Electric & Gas Corporation

Note 10. Accumulated Other Comprehensive Income
	Balance, January 1 2000	2000 Change	Balance, December 31 2000	2001 Change	Balance, December 31 2001
			(Thousands)
Unrealized gains on investments: Unrealized holding gains during period, net of income tax expense of $(1,054) for 2000 and $(380) for 2001	-	$1,957	$1,957	$176	$2,133
Net unrealized gains on investments	-	1,957	1,957	176	2,133
Minimum pension liability adjustment, net of income tax benefit (expense) of $339 for 2000 and $(67) for 2001	-	(630)	(630)	26	(604)

Unrealized gains (losses)
 on derivatives qualified
 as hedges:
  Unrealized gains on     derivatives qualified as     hedges arising during the     period due to cumulative     effect of a change in     accounting principle, net     of income tax expense of     $(36,706) for 2001
  Unrealized losses during     period on derivatives     qualified as hedges, net     of income tax benefit of     $55,271 for 2001
  Reclassification adjustment     for losses included in net     income, net of income tax     benefit of $6,624 for 2001

	- - -	- - -	- - -	54,602 (82,219) 9,853	54,602 (82,219) 9,853
Net unrealized (losses) on derivatives qualified as hedges	-	-	-	(17,764)	(17,764)
Accumulated Other Comprehensive Income (Loss)	-	$1,327	$1,327	$(17,562)	$(16,235)

Notes to Financial Statements

New York State Electric & Gas Corporation

Note 11. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of some of NYSEG's financial instruments included on its balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.
December 31	2001	2001	2000	2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Thousands)
Investments - classified as available-for-sale	$38,341	$38,409	$37,750	$37,909
First mortgage bonds	$567,612	$584,555	$567,134	$570,668
Pollution control notes - fixed	$306,000	$313,679	$306,000	$313,780
Pollution control notes - variable	$307,000	$307,000	$307,000	$307,000

The carrying amounts for cash and cash equivalents, notes payable and interest accrued approximate their estimated fair values. Special deposits may include restricted funds set aside as collateral for first mortgage bonds. The carrying amount approximates fair value because the special deposits have been invested in securities that mature within one year.

Note 12. Retirement Benefits
	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
		(Thousands)
Change in projected benefit obligation
Benefit obligation at January 1	$864,100	$773,086	$256,160	$256,983
Service cost	16,416	16,429	2,901	6,020
Interest cost	63,109	58,200	15,145	20,244
Plan amendments	34,653	7,364	(19,663)	(40,152)
Actuarial loss	22,027	50,137	2,548	23,246
Benefits paid	(45,773)	(41,116)	(12,424)	(10,181)
Projected benefit obligation at December 31	$954,532	$864,100	$244,667	$256,160
Change in plan assets
Fair value of plan assets at January 1	$1,494,848	$1,387,690	-	-
Actual return on plan assets	(24,940)	148,274	-	-
Employer contributions	-	-	12,424	10,181
Benefits paid	(45,773)	(41,116)	(12,424)	(10,181)
Fair value of plan assets at December 31	$1,424,135	$1,494,848	-	-
Funded status	469,603	$630,748	$(244,667)	$(256,160)
Unrecognized net actuarial (gain) loss	(173,376)	(384,288)	10,024	3,136
Unrecognized prior service cost	54,249	27,311	(53,657)	(40,152)
Unrecognized net transition (asset) obligation	(15,707)	(22,945)	100,384	109,510
Prepaid (accrued) benefit cost	$334,769	$250,826	$(187,916)	$(183,666)

NYSEG's postretirement benefits were unfunded as of December 31, 2001 and 2000.

Notes to Financial Statements

New York State Electric & Gas Corporation
	Pension Benefits 2001 2000		Postretirement Benefits 2001 2000
Weighted-average assumptions as of December 31
Discount rate	7.0%	7.25%	7.0%	7.25%
Expected return on plan assets	9.0%	9.0%	N/A	N/A
Rate of compensation increase	4.0%	4.0%	N/A	N/A

NYSEG assumed a 12% annual rate of increase in the costs of covered health care benefits for 2001 that gradually decreases to 5% by the year 2005.
	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
			(Thousands)
Components of net periodic benefit cost
Service cost	$16,416	$16,429	$19,083	$2,901	$6,020	$6,291
Interest cost	63,109	58,200	52,325	15,145	20,244	17,132
Expected return on plan assets	(122,043)	(105,062)	(100,195)	-	-	-
Amortization of prior service cost	7,715	1,706	1,833	(6,157)	-	-
Recognized net actuarial gain	(41,902)	(40,120)	(37,442)	(4,341)	(2,913)	(3,771)
Amortization of transition (asset) obligation	(7,238)	(7,238)	(7,238)	9,126	9,126	9,527
Deferral for future recovery	-	-	-	-	(4,774)	(4,377)
Curtailment charge (credit)	-	-	(16,773)	-	-	15,402
Settlement charge (credit)	-	-	-	-	-	(11,023)
Net periodic benefit cost	$(83,943)	$(76,085)	$(88,407)	$16,674	$27,703	$29,181

The sale of an affiliate's coal-fired generation assets in 1999 resulted in a curtailment gain and a settlement gain, which were the result of the termination of certain generation employees. The curtailment gain reduced the expected years of future service under the pension benefit plan and the settlement gain reduced the postretirement benefit obligation.

The net periodic benefit cost for postretirement benefits represents the cost NYSEG charged to expense for providing health care benefits to retirees and their eligible dependents. The amount of postretirement benefit cost deferred was $3 million as of December 31, 2001, and $5 million as of December 31, 2000. NYSEG expects to recover any deferred postretirement costs by March 2003. The transition obligation for postretirement benefits is being amortized over a period of 20 years.

A 1% increase or decrease in the health care cost inflation rate from assumed rates would have the following effects:
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1 million	$(1 million)
Effect on postretirement benefit obligation	$18 million	$(16 million)

Notes to Financial Statements

New York State Electric & Gas Corporation

Note 13. Segment Information

Selected financial information for NYSEG's business segments is presented in the table below. NYSEG's electric delivery segment consists of its regulated transmission, distribution and generation operations. Its natural gas delivery segment consists of its regulated transportation, storage and distribution operations. Other includes NYSEG's corporate assets.
	Electric Delivery	Natural Gas Delivery	Other	Total
		(Thousands)
2001
Operating Revenues	$1,689,464	$348,410	-	$2,037,874
Depreciation and Amortization	$82,394	$18,689	-	$101,083
Operating Income	$439,689	$8,836	-	$448,525
Interest Charges, Net	$89,138	$14,486	-	$103,624
Income Taxes	$157,916	$(2,220)	-	$155,696
Earnings Available for Common Stock	$197,204	$(2,793)	-	$194,411
Total Assets	$2,164,929	$674,852	$174,642	$3,014,423
Capital Spending	$50,391	$23,899	-	$74,290
2000
Operating Revenues	$1,746,138	$376,886	-	$2,123,024
Depreciation and Amortization	$91,257	$18,227	-	$109,484
Operating Income	$436,801	$32,171	-	$468,972
Interest Charges, Net	$84,211	$19,068	-	$103,279
Income Taxes	$134,661	$5,764	-	$140,425
Income Before Extraordinary Item	$214,850	$6,390	-	$221,240
Extraordinary Loss, Net of Tax	$1,357	$288	-	$1,645
Earnings Available for Common Stock	$213,166	$6,033	-	$219,199
Total Assets	$2,116,933	$639,684	$196,368	$2,952,985
Capital Spending	$57,912	$20,957	-	$78,869
1999
Operating Revenues	$1,763,191	$330,849	-	$2,094,040
Depreciation and Amortization	$598,796	$17,448	-	$616,244
Operating Income	$541,497	$64,158	-	$605,655
Interest Charges, Net	$110,486	$17,577	-	$128,063
Income Taxes	$237,437	$16,824	-	$254,261
Income Before Extraordinary Item	$194,219	$29,481	-	$223,700
Extraordinary Loss, Net of Tax	$15,124	$2,442	-	$17,566
Earnings Available for Common Stock	$176,765	$26,663	-	$203,428
Total Assets	$2,082,897	$592,915	$272,338	$2,948,150
Capital Spending	$44,339	$24,910	-	$69,249

Notes to Financial Statements

New York State Electric & Gas Corporation

Note 14. Quarterly Financial Information (Unaudited)
Quarter Ended	March 31	June 30		September 30	December 31
2001	(Thousands)
Operating Revenues	$625,461	$455,540		$459,994	$496,879
Operating Income	$165,149	$83,319		$74,154	$125,903
Net Income	$79,598	$33,219		$32,107	$49,883
Earnings Available for Common Stock	$79,499	$33,120		$32,008	$49,784
2000
Operating Revenues	$575,764	$495,243		$498,606	$553,411
Operating Income	$149,523	$101,236		$119,131	$99,082
Income Before Extraordinary Item	$83,464	$54,691		$42,376	$40,709
Extraordinary Loss, Net of Tax	-	-		-	$1,645
Net Income	$83,464	$54,691	(1)	$42,376	$39,064
Earnings Available for Common Stock	$83,365	$54,592	(1)	$42,277	$38,965

(1)  Includes the effect of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets that increased net income by $8 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder and Board of Directors,
New York State Electric & Gas Corporation
Ithaca, New York

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 107 present fairly, in all material respects, the financial position of New York State Electric & Gas Corporation ("NYSEG") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 107 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of NYSEG's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 10 to the financial statements, NYSEG changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133).

PricewaterhouseCoopers LLP

New York, New York
January 25, 2002

NEW YORK STATE ELECTRIC & GAS CORPORATION

SCHEDULE II - Valuation and Qualifying Accounts
(Thousands)

Years Ended December 31, 2001, 2000 and 1999
Classification	Beginning of Year	Additions	Write-offs (a)	Adjustments	End of Year (b)
2001
Allowance for Doubtful Accounts - Accounts Receivable	$6,300	$14,435	$(14,435)	-	$6,300
2000
Allowance for Doubtful Accounts - Accounts Receivable	$6,300	$12,679	$(12,679)	-	$6,300
1999
Allowance for Doubtful Accounts - Accounts Receivable	$6,306	$12,407	$(12,413)	-	$6,300

(a)  Uncollectible accounts charged against the allowance, net of recoveries.
(b)  Represents an estimate of the write-offs that will not be recovered in rates.

PART III

Item 10.  Directors and executive officers of the Registrants

Incorporated herein by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Energy East's Proxy Statement, which will be filed with the Commission on or before April 30, 2002.

Information regarding CMP's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in CMP's Exhibit 99-1.

Information regarding NYSEG's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in NYSEG's Exhibit 99-1.

Information regarding executive officers of the registrants is on pages 9, 10 and 11 of this report.

Item 11.  Executive compensation

Incorporated herein by reference to the information under the captions "Stock Performance Graph," "Executive Compensation," "Employment, Change in Control and Other Arrangements," "Directors' Compensation" and "Report of Executive Compensation and Succession Committee" in Energy East's Proxy Statement, which will be filed with the Commission on or before April 30, 2002.

Information regarding CMP's executive compensation is set forth in CMP's Exhibit 99-1.

Information regarding NYSEG's executive compensation is set forth in NYSEG's Exhibit 99-1.

Item 12.  Security ownership of certain beneficial owners and management

Incorporated herein by reference to the information under the caption "Security Ownership of Management" in Energy East's Proxy Statement, which will be filed with the Commission on or before April 30, 2002.

CMP Group, Inc., a wholly-owned subsidiary of Energy East, is the beneficial owner of 100% of CMP's common stock. Information regarding ownership of equity securities of Energy East is set forth in CMP's Exhibit 99-1.

Energy East is the beneficial owner of 100% of NYSEG's common stock. Information regarding ownership of equity securities of Energy East is set forth in NYSEG's Exhibit 99-1.

Item 13.  Certain relationships and related transactions

Incorporated herein by reference to the information under the caption "Election of Directors" in
Energy East's Proxy Statement, which will be filed with the Commission on or before April 30, 2002.

None for CMP or NYSEG.

PART IV

Item 14.  Exhibits, financial statement schedule, and reports on Form 8-K
(a)  The following documents are filed as part of this report for Energy East and CMP:
(1) Financial statements Included in Part II of this report:
a)	Consolidated Balance Sheets as of December 31, 2001 and 2000
b)	For the three years ended December 31, 2001:
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Common Stock Equity
c)	Notes to Consolidated Financial Statements
d)	Report of Independent Accountants
(2) Financial statement schedule Included in Part II of this report:
For the three years ended December 31, 2001
II. Consolidated Valuation and Qualifying Accounts

The following documents are filed as part of this report for NYSEG:
(1) Financial statements Included in Part II of this report:
a)	Balance Sheets as of December 31, 2001 and 2000
b)	For the three years ended December 31, 2001:
Statements of Income
Statements of Cash Flows
Statements of Changes in Common Stock Equity
c)	Notes to Financial Statements
d)	Report of Independent Accountants
(2) Financial statement schedule Included in Part II of this report:
For the three years ended December 31, 2001
II. Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Consolidated Financial Statements, Financial Statements or notes thereto.

Exhibits

(a)(1)   The following exhibits are delivered with this report:
Registrant	Exhibit No.	Description
Energy East Corporation	4-4 -

Fourth Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of November 14, 2001, related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000.

Energy East Corporation	(A)10-5 -	Supplemental Executive Retirement Plan Amendment No. 1.
Energy East Corporation	(A)10-14 -	Employment Agreement dated February 8, 2002, for W. W. von Schack.
Energy East Corporation	(A)10-15 -	Employment Agreement dated February 8, 2002, for K. M. Jasinski.
Energy East Corporation	(A)10-16 -	Employment Agreement dated March 1, 2002, for M. I. German.
Energy East Corporation	(A)10-23 -	Energy East Management Corporation Form of Change In Control Agreement.
Energy East Corporation	(A)10-24 -	Energy East Management Corporation Form of Employee Invention and Confidentiality Agreement.
Energy East Corporation	21 -	Subsidiaries.
Energy East Corporation	23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
Energy East Corporation	99-1 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Salaried Employees.
Energy East Corporation	99-2 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Hourly Paid Employees.
Energy East Corporation	99-3 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Union Employees.
Energy East Corporation	99-4 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Non-Union Employees.
Energy East Corporation	99-5 -	Form 11-K for The Southern Connecticut Gas Company Target Plan.
Energy East Corporation	99-6 -	Form 11-K for Connecticut Natural Gas Corporation Employee Savings Plan.
Energy East Corporation	99-7 -	Form 11-K for Connecticut Natural Gas Corporation Union Employee Savings Plan.
Energy East Corporation	99-8 -	Form 11-K for Berkshire Energy Resources Retirement Savings Plan.
Energy East Corporation	99-9 -	Form 11-K for Berkshire Energy Resources Retirement Savings Plan for Union Employees.
Central Maine Power Company	10-9 -	Amendatory Agreement between the Company and Maine Yankee Atomic Power Company dated as of August 6, 1997, amending Company Exhibits 10-2 and 10-6.
Central Maine Power Company	(A)10-22 -	Employment Agreement between the Company and Peter E. Bedard dated June 30, 1997.
Central Maine Power Company	(A)10-23 -	First Amendment dated March 18, 1999 to the Employment Agreement between the Company and Peter E. Bedard dated June 30, 1997.
Central Maine Power Company	(A)10-24 -	Employment Agreement between the Company and Douglas A. Herling dated May 12, 1999.
Central Maine Power Company	(A)10-25 -	Employment Agreement between the Company and Stephen G. Robinson dated May 12, 1999.
Central Maine Power Company	21 -	Subsidiaries.

Registrant	Exhibit No.	Description
Central Maine Power Company	23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
Central Maine Power Company	99-1 -	Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.
New York State Electric & Gas Corporation	(A)10-5 -	Amendment No. 1 to Supplemental Executive Retirement Plan, amended and restated effective August 1, 2001.
New York State Electric & Gas Corporation	23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
New York State Electric & Gas Corporation	99-1 -	Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.

(a)(2)    The following exhibits are incorporated herein by reference:
Registrant	Exhibit No.	Filed in	As Exhibit No.
Energy East Corporation	2-1 -	Agreement and Plan of Merger, dated as of February 16, 2001, by and among RGS Energy Group, Inc., the Company and Eagle Merger Corp. - Company's Current Report on Form 8-K dated February 20, 2001 - File No. 1-14766	2.1
Energy East Corporation	3-1 -

Restated Certificate of Incorporation of the Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on April 23, 1998 - Post-effective Amendment No.1 to Registration
No. 033-54155

4-1
Energy East Corporation	3-2 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on April 26, 1999 - Company's 10-Q for the quarter ended March 31, 1999 - File No.
1-14766

3-3
Energy East Corporation	3-3 -	By-Laws of the Company as amended April 12, 2001 - Company's 10-Q for the quarter ended March 31, 2001 - File No. 1-14766	3-4
Energy East Corporation	4-1 -

Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of August 31, 2000 - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766

4-1
Energy East Corporation	4-2 -

Second Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000 - Company's 10-K for the year ended December 31, 2000 - File No. 1-14766

4-2
Registrant	Exhibit No.	Filed in	As Exhibit No.
Energy East Corporation	4-3 -

Third Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000 - Company's 10-K for the year ended December 31, 2000 - File No. 1-14766

4-3
Energy East Corporation	4-5 -

Subordinated Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of July 24, 2001 - Company's 10-Q for the quarter ended September 30, 2001 - File No. 1-14766

4-4
Energy East Corporation	4-6 -

First Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of July 24, 2001, related to the Subordinated Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of July 24, 2001 - Company's 10-Q for the quarter ended September 30, 2001 - File No. 1-14766

4-5
Energy East Corporation	(A)10-1 -	Deferred Compensation Plan for Directors - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766	10-40
Energy East Corporation	(A)10-2 -	Amended and Restated Director Share Plan - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766	10-38
Energy East Corporation	(A)10-3 -	Deferred Compensation Plan - Director Share Plan - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766	10-39
Energy East Corporation	(A)10-4 -	Supplemental Executive Retirement Plan - Company's 10-Q for the quarter ended September 30, 2001 - File No. 1-14766	10-33
Energy East Corporation	(A)10-6 -	Annual Executive Incentive Plan - Company's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-8
Energy East Corporation	(A)10-7 -	Annual Executive Incentive Plan Amendment No. 1 - Company's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-9
Energy East Corporation	(A)10-8 -	Annual Executive Incentive Plan Amendment No. 2 - Company's 10-Q for the quarter ended June 30, 2001 - File No. 1-14766	10-28
Energy East Corporation	(A)10-9 -	Long-Term Executive Incentive Share Plan - Company's 10-Q for the quarter ended June 30, 2001 - File No. 1-14766	10-29
Energy East Corporation	(A)10-10 -	Long-Term Executive Incentive Share Plan Amendment No. 1 - Company's 10-Q for the quarter ended June 30, 2001 - File No. 1-14766	10-30

Registrant	Exhibit No.	Filed in	As Exhibit No.
Energy East Corporation	(A)10-11 -

New York State Electric & Gas Corporation Long-Term Executive Incentive Share Plan Deferred Compensation Agreement - New York State Electric & Gas Corporation's
10-K for the year ended December 31, 1995 - File No. 1-3103-2

10-44
Energy East Corporation	(A)10-12 -	Company Deferred Compensation Plan for New York State Electric & Gas Corporation's Long-Term Executive Incentive Share Plan - Company's 10-K for the year ended December 31, 1999 - File No. 1-14766	10-14
Energy East Corporation	(A)10-13 -	Company Deferred Compensation Plan - Salaried Employees - Company's 10-K for the year ended December 31, 1999 - File No. 1-14766	10-23
Energy East Corporation	(A)10-17 -	Restricted Stock Plan - Company's 10-K for the year ended December 31, 1998 - File No. 1-14766	10-36
Energy East Corporation	(A)10-18 -	2000 Stock Option Plan - Company's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-36
Energy East Corporation	(A)10-19 -	2000 Stock Option Plan Amendment No. 1 - Company's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-25
Energy East Corporation	(A)10-20 -	Award Agreement under the 2000 Stock Option Plan - Company's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-37
Energy East Corporation	(A)10-21 -	Award Agreement (February 2001) under the 2000 Stock Option Plan - Company's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-27
Energy East Corporation	(A)10-22 -	Energy East Management Corporation Supplemental Executive Retirement Plan - Company's 10-Q for the quarter ended September 30, 2001 - File No. 1-14766	10-34
Central Maine Power Company	3-1 -	Articles of Incorporation, as amended - Company's 10-K for the year ended December 31, 1992 - File No. 1-5139	3-1
Central Maine Power Company	3-2 -	Articles of Amendment to the Articles of Incorporation - Company's 10-K for the year ended December 31, 2000 - File No. 1-5139	3-1.2
Central Maine Power Company	3-3 -	Amended and Restated By-Laws - Company's 10-Q for the quarter ended June 30, 2001 - File No. 1-5139	3-2
Central Maine Power Company	4-1 -	Indenture, dated as of August 1, 1989, between the Company and The Bank of New York, as Trustee, relating to the Medium-Term Notes - Registration No. 33-29626	4.1

Registrant	Exhibit No.	Filed in	As Exhibit No.
Central Maine Power Company	4-2 -

Fifth Supplemental Indenture dated as of May 18, 2000, relating to the Medium-Term Notes, Series E, and supplementing the Indenture dated as of August 1, 1989, between the Company and The Bank of New York, as Trustee - Registration No. 333-36456

			4-6
Central Maine Power Company	10-1 -	Stockholder Agreement dated as of May 20, 1968 among the Company and the other stockholders of Maine Yankee Atomic Power Company - Registration No. 2-32333	4.30
Central Maine Power Company	10-2 -	Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company - Registration No. 2-32333	4.31
Central Maine Power Company	10-3 -	Amendment No. 1 dated as of March 1, 1984 to Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company - Maine Yankee Atomic Power Company's 10-K for the year ended December 31, 1985 - File No. 1-6554	10.1.1
Central Maine Power Company	10-4 -

Amendment No. 2 dated as of January 1, 1984 to Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company - Maine Yankee Atomic Power Company's 10-K for the year ended December 31, 1985 - File No. 1-6554

			10-1.2
Central Maine Power Company	10-5 -

Amendment No. 3 dated as of October 1, 1984 to Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company - Maine Yankee Atomic Power Company's 10-K for the year ended December 31, 1985 - File No. 1-6554

			10-1.3
Central Maine Power Company	10-6 -

Additional Power Contract between the Company and Maine Yankee Atomic Power Company dated as of February 1, 1984 - Maine Yankee Atomic Power Company's 10-K for the year ended December 31, 1985 - File No. 1-6554

			10-1.4
Central Maine Power Company	10-7 -	Capital Funds Agreement dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company - Registration No. 2-32333	4.32
Central Maine Power Company	10-8 -

Amendment No. 1 dated as of August 1, 1985 to Capital Funds Agreement dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company - Maine Yankee Atomic Power Company's 10-K for the year ended December 31, 1985 - File No. 1-6554

			10-2.1

Registrant	Exhibit No.	Filed in	As Exhibit No.
Central Maine Power Company	(A)10-10 -	Energy East Corporation's Supplemental Executive Retirement Plan - Energy East Corporation's 10-Q for the quarter ended September 30, 2001 - File No. 1-14766	10-33
Central Maine Power Company	(A)10-11 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2001 - File No. 1-14766	10-5
Central Maine Power Company	(A)10-12 -	Energy East Corporation's Annual Executive Incentive Plan - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-8
Central Maine Power Company	(A)10-13 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-9
Central Maine Power Company	(A)10-14 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 2 - Energy East Corporation's 10-Q for the quarter ended June 30, 2001 - File No. 1-14766	10-28
Central Maine Power Company	(A)10-15 -	Energy East Corporation's Restricted Stock Plan - Energy East Corporation's 10-K for the year ended December 31, 1998 - File No. 1-14766	10-36
Central Maine Power Company	(A)10-16 -	Energy East Corporation's 2000 Stock Option Plan - Energy East Corporation's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-36
Central Maine Power Company	(A)10-17 -	Energy East Corporation's 2000 Stock Option Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-25
Central Maine Power Company	(A)10-18 -	Energy East Corporation's Award Agreement (February 2001) under the 2000 Stock Option Plan - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-27
Central Maine Power Company	(A)10-19 -	Amended and Restated Employment Agreement between the Company, Energy East Corporation and Sara J. Burns dated June 14, 1999 - Company's 10-K for the year ended December 31, 2000 - File No. 1-5139	10-104
Central Maine Power Company	(A)10-20 -	Employment Agreement between the Company and Curtis I. Call dated June 30, 1997 - Company's 10-K for the year ended December 31, 1998 - File No. 1-5139	10-107
Central Maine Power Company	(A)10-21 -

First Amendment dated as of March 18, 1999 to the Employment Agreement between the Company and Curtis I. Call dated June 30, 1997 - Company's 10-K for the year ended December 31, 1999 - File No. 1-5139

10-107.1

Registrant	Exhibit No.	Filed in	As Exhibit No.
New York State Electric & Gas Corporation	3-1 -

Restated Certificate of Incorporation of the Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on October 25, 1988 - Registration No. 33-50719

4-11
New York State Electric & Gas Corporation	3-2 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 17, 1989 - Registration No. 33-50719	4-12
New York State Electric & Gas Corporation	3-3 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 22, 1990 - Registration No. 33-50719	4-13
New York State Electric & Gas Corporation	3-4 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 31, 1990 - Registration No. 33-50719	4-14
New York State Electric & Gas Corporation	3-5 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on February 6, 1991 - Registration No. 33-50719	4-15
New York State Electric & Gas Corporation	3-6 -	Certificate of Merger of Columbia Gas of New York, Inc. into the Company filed in the Office of the Secretary of State of the State of New York on April 8, 1991 - Registration No. 33-50719	4-20
New York State Electric & Gas Corporation	3-7 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 15, 1991 - Registration No. 33-50719	4-16
New York State Electric & Gas Corporation	3-8 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 28, 1992 - Registration No. 33-50719	4-17
New York State Electric & Gas Corporation	3-9 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 20, 1992 - Registration No. 33-50719	4-18
New York State Electric & Gas Corporation	3-10 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 14, 1993 - Registration No. 33-50719	4-19
New York State Electric & Gas Corporation	3-11 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 10, 1993 - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2

3-11
Registrant	Exhibit No.	Filed in	As Exhibit No.
New York State Electric & Gas Corporation	3-12 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993 - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2

3-12
New York State Electric & Gas Corporation	3-13 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993 - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2

3-13
New York State Electric & Gas Corporation	3-14 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on September 6, 2000 - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-3103-2

3-16
New York State Electric & Gas Corporation	3-15 -

Certificates of the Secretary of the Company concerning consents dated March 20, 1957, May 9, 1975, and April 1, 1999, of holders of Serial Preferred Stock with respect to issuance of certain unsecured indebtedness - Company's
10-Q for the quarter ended March 31, 1999 - File No. 1-3103-2

3-16
New York State Electric & Gas Corporation	3-16 -	By-Laws of the Company as amended August 29, 2000 - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-3103-2	3-17
New York State Electric & Gas Corporation	4-1 -

First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State Gas and Electric Corporation" to The Equitable Trust Company of New York, as Trustee (JPMorgan Chase Bank is Successor Trustee) - Registration No. 33-4186

4-1

New York State Electric & Gas Corporation Supplemental Indentures to First Mortgage dated as of
July 1, 1921:
4-2 -	No. 37 - Registration No. 33-31297	4-2
4-3 -	No. 39 - Registration No. 33-31297	4-3
4-4 -	No. 43 - Registration No. 33-31297	4-4
4-5 -	No. 51 - Registration No. 2-59840	2-B(46)
4-6 -	No. 75 - Registration No. 2-59840	2-B(70)
4-7 -	No. 103 - Registration No. 33-43458	4-8
4-8 -	No. 104 - Registration No. 33-43458	4-9
4-9 -	No. 105 - Registration No. 33-52040	4-8
4-10 -	No. 106 - Company's 10-K for the year ended December 31, 1992 - File No. 1-3103-2	4-23
4-11 -	No. 107 - Company's 10-K for the year ended December 31, 1992 - File No. 1-3103-2	4-24
4-12 -	No. 108 - Registration No. 33-50719	4-8
4-13 -	No. 109 - Registration No. 33-50719	4-9

Registrant	Exhibit No.	Filed in	As Exhibit No.
New York State Electric & Gas Corporation	10-1 -	Agreement between New York Independent System Operator and Transmission Owners, dated as of December 2, 1999 - Company's 10-K for the year ended December 31, 1999 - File No. 1-3103-2	10-1
New York State Electric & Gas Corporation	10-2 -	Independent System Operator Agreement, dated as of December 2, 1999 - Company's 10-K for the year ended December 31, 1999 - File No. 1-3103-2	10-2
New York State Electric & Gas Corporation	10-3 -

Asset Purchase Agreement by and among Niagara Mohawk Power Corporation, the Company, Rochester Gas and Electric Corporation, Central Hudson Gas & Electric Corporation and Constellation Energy Group, Inc. and Constellation Nuclear, LLC dated as of December 11, 2000 - Company's 10-K for the year ended December 31, 2000 - File No. 1-3103-2

10-5
New York State Electric & Gas Corporation	(A)10-4 -	Supplemental Executive Retirement Plan, amended and restated effective August 1, 2001 - Company's 10-Q for the quarter ended September 30, 2001 - File No. 1-3103-2	10-31
New York State Electric & Gas Corporation	(A)10-6 -	Energy East Corporation's Supplemental Executive Retirement Plan - Energy East Corporation's 10-Q for the quarter ended September 30, 2001 - File No. 1-14766	10-33
New York State Electric & Gas Corporation	(A)10-7 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2001 - File No. 1-14766	10-5
New York State Electric & Gas Corporation	(A)10-8 -	Energy East Corporation's Annual Executive Incentive Plan - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-8
New York State Electric & Gas Corporation	(A)10-9 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-9
New York State Electric & Gas Corporation	(A)10-10 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 2 - Energy East Corporation's 10-Q for the quarter ended June 30, 2001 - File No. 1-14766	10-28
New York State Electric & Gas Corporation	(A)10-11 -	Energy East Corporation's Long-Term Executive Incentive Share Plan - Energy East Corporation's 10-Q for the quarter ended June 30, 2001 - File No. 1-14766	10-29
New York State Electric & Gas Corporation	(A)10-12 -	Energy East Corporation's Long-Term Executive Incentive Share Plan Amendment No. 1 - Energy East Corporation's 10-Q for the quarter ended June 30, 2001 - File No. 1-14766	10-30

Registrant	Exhibit No.	Filed in	As Exhibit No.
New York State Electric & Gas Corporation	(A)10-13 -	Long-Term Executive Incentive Share Plan Deferred Compensation Agreement - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-44
New York State Electric & Gas Corporation	(A)10-14 -	Form of Severance Agreement for Senior Vice Presidents - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2	10-47
New York State Electric & Gas Corporation	(A)10-15 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 1 - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-50
New York State Electric & Gas Corporation	(A)10-16 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 2 - Company's Schedule 14D-9, dated July 30, 1997	4
New York State Electric & Gas Corporation	(A)10-17 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 3 - Company's Schedule 14D-9, dated July 30, 1997	5
New York State Electric & Gas Corporation	(A)10-18 -	Form of Severance Agreement for Vice Presidents - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2	10-48
New York State Electric & Gas Corporation	(A)10-19 -	Form of Severance Agreement for Vice Presidents Amendment No. 1 - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-52
New York State Electric & Gas Corporation	(A)10-20 -	Form of Severance Agreement for Vice Presidents Amendment No. 2 - Company's Schedule 14D-9, dated July 30, 1997	6
New York State Electric & Gas Corporation	(A)10-21 -	Form of Severance Agreement for Vice Presidents Amendment No. 3 - Company's Schedule 14D-9, dated July 30, 1997	7
New York State Electric & Gas Corporation	(A)10-22 -	Form of Amendment to the Company's Severance Agreements - Company's 10-Q for the quarter ended June 30, 1998 - File No. 1-3103-2	10-51
New York State Electric & Gas Corporation	(A)10-23 -	Employee Invention and Confidentiality Agreement (Existing Executive) - Company's Schedule 14D-9, dated July 30, 1997	9
New York State Electric & Gas Corporation	(A)10-24 -	Employee Invention and Confidentiality Agreement (Existing Executive) Amendment No. 1 - Company's Schedule 14D-9, dated July 30, 1997	10
New York State Electric & Gas Corporation	(A)10-25 -	Deferred Compensation Plan for Salaried Employees - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-53
New York State Electric & Gas Corporation	(A)10-26 -	Energy East Corporation's Restricted Stock Plan - Energy East Corporation's 10-K for the year ended December 31, 1998 - File No. 1-14766	10-36

Registrant	Exhibit No.	Filed in	As Exhibit No.
New York State Electric & Gas Corporation	(A)10-27 -	Energy East Corporation's 2000 Stock Option Plan - Energy East Corporation's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-36
New York State Electric & Gas Corporation	(A)10-28 -	Energy East Corporation's 2000 Stock Option Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-25
New York State Electric & Gas Corporation	(A)10-29 -	Energy East Corporation's Award Agreement under the 2000 Stock Option Plan - Energy East Corporation's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-37
New York State Electric & Gas Corporation	(A)10-30 -	Energy East Corporation's Award Agreement (February 2001) under the 2000 Stock Option Plan - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-27

_____________________________
(A)  Management contract or compensatory plan or arrangement.

Energy East agrees to furnish to the Commission, upon request, a copy of the following documents. The total amount of securities authorized under each of such documents does not exceed 10% of the total assets of Energy East:
A.	Credit Agreement among The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company, and Fleet National Bank, as Agent, dated June 28, 2001.
B.

The Southern Connecticut Gas Company's Indenture, dated as of March 1, 1948, with The Bridgeport City Trust Company (now State Street Bank and Trust Company), as Trustee, and Supplemental Indentures related thereto.

C.

Connecticut Natural Gas Corporation's Indenture of Mortgage and Deed of Trust, dated February 1, 1947, with The First National Bank of Hartford (now State Street Bank and Trust Company), as Trustee, and Supplemental Indentures related thereto.

D.

Connecticut Natural Gas Corporation's Issuing and Paying Agency Agreement with The Connecticut National Bank (now State Street Bank and Trust Company) for Medium Term Notes, Series A, dated November 1, 1991.

E.

Connecticut Natural Gas Corporation's Issuing and Paying Agency Agreement with Shawmut Bank Connecticut, National Association (now State Street Bank and Trust Company) for Medium Term Notes, Series B, dated June 14, 1994, and an Amendment related thereto.

F.

The Berkshire Gas Company's First Mortgage Indenture and Deed of Trust, dated as of July 1, 1954, with Chemical Corn Exchange Bank (now JPMorgan Chase Bank), and the Supplemental Indenture related thereto.

G.	The Berkshire Gas Company's Mortgage and Security Agreement, dated as of August 31, 2000, with KeyBank National Association, and Letter Agreement related thereto.
H.	The Berkshire Gas Company's Term Loan Agreement, dated as of December 14, 1993, with Fleet National Bank, and Amendments related thereto.

CMP agrees to furnish to the Commission, upon request, a copy of the Loan and Trust Agreement dated as of December 1, 2001, among The Business Finance Authority of the State of New Hampshire and CMP and State Street Bank and Trust Company, as Trustee, relating to Pollution Control Revenue Refunding Bonds (Series 2001). The total amount of securities authorized under such agreement does not exceed 10% of the total assets of CMP.

NYSEG agrees to furnish to the Commission, upon request, a copy of the Revolving Credit Agreement dated as of July 31, 1992, as amended, between NYSEG, The Chase Manhattan Bank, as Agent, and certain banks; a copy of the Participation Agreements dated as of June 1, 1987, and December 1, 1988, between NYSEG and New York State Energy Research and Development Authority (NYSERDA) relating to Adjustable Rate Pollution Control Revenue Bonds (1987 Series A), and (1988 Series A), respectively; a copy of the Participation Agreements dated as of March 1, 1985, October 15, 1985, and December 1, 1985, between NYSEG and NYSERDA relating to Annual Tender Pollution Control Revenue Bonds (1985 Series A), (1985 Series B), and (1985 Series D), respectively, a copy of the Participation Agreements dated as of February 1, 1993, February 1, 1994, June 1, 1994, October 1, 1994, and December 1, 1994, between NYSEG and NYSERDA relating to Pollution Control Refunding Revenue Bonds (1994 Series A), (1994 Series B), (1994 Series C), (1994 Series D), and (1994 Series E), respectively; a copy of the Participation Agreement dated as of December 1, 1993, between NYSEG and NYSERDA relating to Solid Waste Disposal Revenue Bonds (1993 Series A); and a copy of the Participation Agreement dated as of December 1, 1994, between NYSEG and the Indiana County Industrial Development Authority relating to Pollution Control Refunding Revenue Bonds (1994 Series A). The total amount of securities authorized under each of such agreements does not exceed 10% of the total assets of NYSEG.

(b)  Reports on Form 8-K

Energy East filed reports on Form 8-K dated October 25, 2001, and December 19, 2001, to report certain information under Item 5, "Other Events".

NYSEG filed a report on Form 8-K dated December 19, 2001, to report certain information under Item 5, "Other Events".

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 25, 2002	ENERGY EAST CORPORATION By /s/Kenneth M. Jasinski Kenneth M. Jasinski Executive Vice President and Chief Financial Officer
Date: March 25, 2002	CENTRAL MAINE POWER COMPANY By /s/Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer
Date: March 25, 2002	NEW YORK STATE ELECTRIC & GAS CORPORATION By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.
ENERGY EAST CORPORATION
Date: March 25, 2002	PRINCIPAL EXECUTIVE OFFICER By /s/Wesley W. von Schack Wesley W. von Schack Chairman, President, Chief Executive Officer & Director
Date: March 25, 2002	PRINCIPAL FINANCIAL OFFICER By /s/Kenneth M. Jasinski Kenneth M. Jasinski Executive Vice President and Chief Financial Officer
Date: March 25, 2002	PRINCIPAL ACCOUNTING OFFICER By /s/Robert E. Rude Robert E. Rude Vice President and Controller

Signatures (Cont'd)
ENERGY EAST CORPORATION, cont'd
Date: March 25, 2002	By /s/Richard Aurelio Richard Aurelio, Director
Date: March 25, 2002	By /s/James A. Carrigg James A. Carrigg, Director
Date: March 25, 2002	By /s/Alison P. Casarett Alison P. Casarett, Director
Date: March 25, 2002	By /s/Joseph J. Castiglia Joseph J. Castiglia, Director
Date: March 25, 2002	By /s/Lois B. DeFleur Lois B. DeFleur, Director
Date: March 25, 2002	By /s/Paul L. Gioia Paul L. Gioia, Director
Date: March 25, 2002	By /s/David M. Jagger David M. Jagger, Director
Date: March 25, 2002	By /s/John M. Keeler John M. Keeler, Director
Date: March 25, 2002	By /s/Ben E. Lynch Ben E. Lynch, Director
Date: March 25, 2002	By /s/Peter J. Moynihan Peter J. Moynihan, Director
Date: March 25, 2002	By /s/Walter G. Rich Walter G. Rich, Director

Signatures (Cont'd)
CENTRAL MAINE POWER COMPANY
Date: March 25, 2002	PRINCIPAL EXECUTIVE OFFICER By /s/Sara J. Burns Sara J. Burns President and Director
Date: March 25, 2002	PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER By /s/Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer
Date: March 25, 2002	By /s/Kenneth M. Jasinski Kenneth M. Jasinski, Director
Date: March 25, 2002	By /s/Wesley W. von Schack Wesley W. von Schack, Director

Signatures (Cont'd)
NEW YORK STATE ELECTRIC & GAS CORPORATION
Date: March 25, 2002	PRINCIPAL EXECUTIVE OFFICER By /s/Ralph R. Tedesco Ralph R. Tedesco President and Director
Date: March 25, 2002	PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer
Date: March 25, 2002	By /s/Kenneth M. Jasinski Kenneth M. Jasinski, Director
Date: March 25, 2002	By /s/Wesley W. von Schack Wesley W. von Schack, Director

EXHIBIT INDEX
Registrant	Exhibit No.	Description
Energy East Corporation	*2-1 -	Agreement and Plan of Merger, dated as of February 16, 2001, by and among RGS Energy Group, Inc., the Company and Eagle Merger Corp.
Energy East Corporation	*3-1 -	Restated Certificate of Incorporation of the Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on April 23, 1998.
Energy East Corporation	*3-2 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on April 26, 1999.
Energy East Corporation	*3-3 -	By-Laws of the Company as amended April 12, 2001.
Energy East Corporation	*4-1 -	Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of August 31, 2000.
Energy East Corporation	*4-2 -

Second Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000.

Energy East Corporation	*4-3 -

Third Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000.

Energy East Corporation	4-4 -

Fourth Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of November 14, 2001, related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000.

Energy East Corporation	*4-5 -	Subordinated Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of July 24, 2001.
Energy East Corporation	*4-6 -

First Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of July 24, 2001, related to the Subordinated Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of July 24, 2001.

Energy East Corporation	*(A)10-1 -	Deferred Compensation Plan for Directors.
Energy East Corporation	*(A)10-2 -	Amended and Restated Director Share Plan.
Energy East Corporation	*(A)10-3 -	Deferred Compensation Plan - Director Share Plan.
Energy East Corporation	*(A)10-4 -	Supplemental Executive Retirement Plan.
Energy East Corporation	(A)10-5 -	Supplemental Executive Retirement Plan Amendment No. 1.
Energy East Corporation	*(A)10-6 -	Annual Executive Incentive Plan.
Energy East Corporation	*(A)10-7 -	Annual Executive Incentive Plan Amendment No. 1.
Energy East Corporation	*(A)10-8 -	Annual Executive Incentive Plan Amendment No. 2.
Energy East Corporation	*(A)10-9 -	Long-Term Executive Incentive Share Plan.
Energy East Corporation	*(A)10-10 -	Long-Term Executive Incentive Share Plan Amendment No. 1.
Energy East Corporation	*(A)10-11 -	New York State Electric & Gas Corporation Long-Term Executive Incentive Share Plan Deferred Compensation Agreement.
Energy East Corporation	*(A)10-12 -	Company Deferred Compensation Plan for New York State Electric & Gas Corporation's Long-Term Executive Incentive Share Plan.

EXHIBIT INDEX (Cont'd)
Registrant	Exhibit No.	Description
Energy East Corporation	*(A)10-13 -	Company Deferred Compensation Plan - Salaried Employees.
Energy East Corporation	(A)10-14 -	Employment Agreement dated February 8, 2002, for W. W. von Schack.
Energy East Corporation	(A)10-15 -	Employment Agreement dated February 8, 2002, for K. M. Jasinski.
Energy East Corporation	(A)10-16 -	Employment Agreement dated March 1, 2002, for M. I. German.
Energy East Corporation	*(A)10-17 -	Restricted Stock Plan.
Energy East Corporation	*(A)10-18 -	2000 Stock Option Plan.
Energy East Corporation	*(A)10-19 -	2000 Stock Option Plan Amendment No. 1.
Energy East Corporation	*(A)10-20 -	Award Agreement under the 2000 Stock Option Plan.
Energy East Corporation	*(A)10-21 -	Award Agreement (February 2001) under the 2000 Stock Option Plan.
Energy East Corporation	*(A)10-22 -	Energy East Management Corporation Supplemental Executive Retirement Plan.
Energy East Corporation	(A)10-23 -	Energy East Management Corporation Form of Change In Control Agreement.
Energy East Corporation	(A)10-24 -	Energy East Management Corporation Form of Employee Invention and Confidentiality Agreement.
Energy East Corporation	21 -	Subsidiaries.
Energy East Corporation	23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
Energy East Corporation	99-1 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Salaried Employees.
Energy East Corporation	99-2 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Hourly Paid Employees.
Energy East Corporation	99-3 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Union Employees.
Energy East Corporation	99-4 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Non-Union Employees.
Energy East Corporation	99-5 -	Form 11-K for The Southern Connecticut Gas Company Target Plan.
Energy East Corporation	99-6 -	Form 11-K for Connecticut Natural Gas Corporation Employee Savings Plan.
Energy East Corporation	99-7 -	Form 11-K for Connecticut Natural Gas Corporation Union Employee Savings Plan.
Energy East Corporation	99-8 -	Form 11-K for Berkshire Energy Resources Retirement Savings Plan.
Energy East Corporation	99-9 -	Form 11-K for Berkshire Energy Resources Retirement Savings Plan for Union Employees.
Central Maine Power Company	*3-1 -	Articles of Incorporation, as amended.
Central Maine Power Company	*3-2 -	Articles of Amendment to the Articles of Incorporation.
Central Maine Power Company	*3-3 -	Amended and Restated By-Laws.
Central Maine Power Company	*4-1 -	Indenture, dated as of August 1, 1989, between the Company and The Bank of New York, as Trustee, relating to the Medium-Term Notes.
Central Maine Power Company	*4-2 -

Fifth Supplemental Indenture dated as of May 18, 2000, relating to the Medium-Term Notes, Series E, and supplementing the Indenture dated as of August 1, 1989, between the Company and The Bank of New York, as Trustee.

Central Maine Power Company	*10-1 -	Stockholder Agreement dated as of May 20, 1968 among the Company and the other stockholders of Maine Yankee Atomic Power Company.

EXHIBIT INDEX (Cont'd)
Registrant	Exhibit No.	Description
Central Maine Power Company	*10-2 -	Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company.
Central Maine Power Company	*10-3 -	Amendment No. 1 dated as of March 1, 1984 to Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company.
Central Maine Power Company	*10-4 -	Amendment No. 2 dated as of January 1, 1984 to Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company.
Central Maine Power Company	*10-5 -	Amendment No. 3 dated as of October 1, 1984 to Power Contract dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company.
Central Maine Power Company	*10-6 -	Additional Power Contract between the Company and Maine Yankee Atomic Power Company dated as of February 1, 1984.
Central Maine Power Company	*10-7 -	Capital Funds Agreement dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company.
Central Maine Power Company	*10-8 -	Amendment No. 1 dated as of August 1, 1985 to Capital Funds Agreement dated as of May 20, 1968 between the Company and Maine Yankee Atomic Power Company.
Central Maine Power Company	10-9 -	Amendatory Agreement between the Company and Maine Yankee Atomic Power Company dated as of August 6, 1997, amending Company Exhibits 10-2 and 10-6.
Central Maine Power Company	*(A)10-10 -	Energy East Corporation's Supplemental Executive Retirement Plan.
Central Maine Power Company	*(A)10-11 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 1.
Central Maine Power Company	*(A)10-12 -	Energy East Corporation's Annual Executive Incentive Plan.
Central Maine Power Company	*(A)10-13 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 1.
Central Maine Power Company	*(A)10-14 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 2.
Central Maine Power Company	*(A)10-15 -	Energy East Corporation's Restricted Stock Plan.
Central Maine Power Company	*(A)10-16 -	Energy East Corporation's 2000 Stock Option Plan.
Central Maine Power Company	*(A)10-17 -	Energy East Corporation's 2000 Stock Option Plan Amendment No. 1.
Central Maine Power Company	*(A)10-18 -	Energy East Corporation's Award Agreement (February 2001) under the 2000 Stock Option Plan.
Central Maine Power Company	*(A)10-19 -	Amended and Restated Employment Agreement between the Company, Energy East Corporation and Sara J. Burns dated June 14, 1999.
Central Maine Power Company	*(A)10-20 -	Employment Agreement between the Company and Curtis I. Call dated June 30, 1997.
Central Maine Power Company	*(A)10-21 -	First Amendment dated as of March 18, 1999 to the Employment Agreement between the Company and Curtis I. Call dated June 30, 1997.
Central Maine Power Company	(A)10-22 -	Employment Agreement between the Company and Peter E. Bedard dated June 30, 1997.
Central Maine Power Company	(A)10-23 -	First Amendment dated March 18, 1999 to the Employment Agreement between the Company and Peter E. Bedard dated June 30, 1997.
Central Maine Power Company	(A)10-24 -	Employment Agreement between the Company and Douglas A. Herling dated May 12, 1999.
Central Maine Power Company	(A)10-25 -	Employment Agreement between the Company and Stephen G. Robinson dated May 12, 1999.

EXHIBIT INDEX (Cont'd)
Registrant	Exhibit No.	Description
Central Maine Power Company	21 -	Subsidiaries.
Central Maine Power Company	23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
Central Maine Power Company	99-1 -	Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.
New York State Electric & Gas Corporation	*3-1 -	Restated Certificate of Incorporation of the Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on October 25, 1988.
New York State Electric & Gas Corporation	*3-2 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 17, 1989.
New York State Electric & Gas Corporation	*3-3 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 22, 1990.
New York State Electric & Gas Corporation	*3-4 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 31, 1990.
New York State Electric & Gas Corporation	*3-5 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on February 6, 1991.
New York State Electric & Gas Corporation	*3-6 -	Certificate of Merger of Columbia Gas of New York, Inc. into the Company filed in the Office of the Secretary of State of the State of New York on April 8, 1991.
New York State Electric & Gas Corporation	*3-7 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 15, 1991.
New York State Electric & Gas Corporation	*3-8 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 28, 1992.
New York State Electric & Gas Corporation	*3-9 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 20, 1992.
New York State Electric & Gas Corporation	*3-10 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 14, 1993.
New York State Electric & Gas Corporation	*3-11 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 10, 1993.
New York State Electric & Gas Corporation	*3-12 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993.
New York State Electric & Gas Corporation	*3-13 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993.
New York State Electric & Gas Corporation	*3-14 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on September 6, 2000.
New York State Electric & Gas Corporation	*3-15 -

Certificates of the Secretary of the Company concerning consents dated March 20, 1957, May 9, 1975, and April 1, 1999, of holders of Serial Preferred Stock with respect to issuance of certain unsecured indebtedness.

New York State Electric & Gas Corporation	*3-16 -	By-Laws of the Company as amended August 29, 2000.

EXHIBIT INDEX (Cont'd)
Registrant	Exhibit No.	Description
New York State Electric & Gas Corporation	*4-1 -

First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State Gas and Electric Corporation" to The Equitable Trust Company of New York, as Trustee (JPMorgan Chase Bank is Successor Trustee).

New York State Electric & Gas Corporation Supplemental Indentures to First Mortgage dated as of
July 1, 1921:
*4-2 -	No. 37	*4-6 -	No. 75	*4-10 -	No. 106
*4-3 -	No. 39	*4-7 -	No. 103	*4-11 -	No. 107
*4-4 -	No. 43	*4-8 -	No. 104	*4-12 -	No. 108
*4-5 -	No. 51	*4-9 -	No. 105	*4-13 -	No. 109
Registrant	Exhibit No.	Description
New York State Electric & Gas Corporation	*10-1 -	Agreement between New York Independent System Operator and Transmission Owners, dated as of December 2, 1999.
New York State Electric & Gas Corporation	*10-2 -	Independent System Operator Agreement, dated as of December 2, 1999.
New York State Electric & Gas Corporation	*10-3 -

Asset Purchase Agreement by and among Niagara Mohawk Power Corporation, the Company, Rochester Gas and Electric Corporation, Central Hudson Gas & Electric Corporation and Constellation Energy Group, Inc. and Constellation Nuclear, LLC dated as of December 11, 2000.

New York State Electric & Gas Corporation	*(A)10-4 -	Supplemental Executive Retirement Plan, amended and restated effective August 1, 2001.
New York State Electric & Gas Corporation	(A)10-5 -	Amendment No. 1 to Supplemental Executive Retirement Plan, amended and restated effective August 1, 2001.
New York State Electric & Gas Corporation	*(A)10-6 -	Energy East Corporation's Supplemental Executive Retirement Plan.
New York State Electric & Gas Corporation	*(A)10-7 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 1.
New York State Electric & Gas Corporation	*(A)10-8 -	Energy East Corporation's Annual Executive Incentive Plan.
New York State Electric & Gas Corporation	*(A)10-9 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 1.
New York State Electric & Gas Corporation	*(A)10-10 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 2.
New York State Electric & Gas Corporation	*(A)10-11 -	Energy East Corporation's Long-Term Executive Incentive Share Plan.
New York State Electric & Gas Corporation	*(A)10-12 -	Energy East Corporation's Long-Term Executive Incentive Share Plan Amendment No. 1.
New York State Electric & Gas Corporation	*(A)10-13 -	Long-Term Executive Incentive Share Plan Deferred Compensation Agreement.
New York State Electric & Gas Corporation	*(A)10-14 -	Form of Severance Agreement for Senior Vice Presidents.
New York State Electric & Gas Corporation	*(A)10-15 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 1.
New York State Electric & Gas Corporation	*(A)10-16 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 2.
New York State Electric & Gas Corporation	*(A)10-17 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 3.
New York State Electric & Gas Corporation	*(A)10-18 -	Form of Severance Agreement for Vice Presidents.

EXHIBIT INDEX (Cont'd)
Registrant	Exhibit No.	Description
New York State Electric & Gas Corporation	*(A)10-19 -	Form of Severance Agreement for Vice Presidents Amendment No. 1.
New York State Electric & Gas Corporation	*(A)10-20 -	Form of Severance Agreement for Vice Presidents Amendment No. 2.
New York State Electric & Gas Corporation	*(A)10-21 -	Form of Severance Agreement for Vice Presidents Amendment No. 3.
New York State Electric & Gas Corporation	*(A)10-22 -	Form of Amendment to the Company's Severance Agreements.
New York State Electric & Gas Corporation	*(A)10-23 -	Employee Invention and Confidentiality Agreement (Existing Executive).
New York State Electric & Gas Corporation	*(A)10-24 -	Employee Invention and Confidentiality Agreement (Existing Executive) Amendment No. 1.
New York State Electric & Gas Corporation	*(A)10-25 -	Deferred Compensation Plan for Salaried Employees.
New York State Electric & Gas Corporation	*(A)10-26 -	Energy East Corporation's Restricted Stock Plan.
New York State Electric & Gas Corporation	*(A)10-27 -	Energy East Corporation's 2000 Stock Option Plan.
New York State Electric & Gas Corporation	*(A)10-28 -	Energy East Corporation's 2000 Stock Option Plan Amendment No. 1.
New York State Electric & Gas Corporation	*(A)10-29 -	Energy East Corporation's Award Agreement under the 2000 Stock Option Plan.
New York State Electric & Gas Corporation	*(A)10-30 -	Energy East Corporation's Award Agreement (February 2001) under the 2000 Stock Option Plan.
New York State Electric & Gas Corporation	23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
New York State Electric & Gas Corporation	99-1 -	Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.

____________________________
 *   Incorporated by reference.

(A)  Management contract or compensatory plan or arrangement.